Form 10-Q
period 1994-12-24
GOLDEN POULTRY CO INC
filed 1995-02-06
CIK 758292

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended    December 24, 1994     Commission File
  No. 0-14960

                                 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to


                   GOLDEN POULTRY COMPANY, INC.

       (Exact name of registrant as specified in its charter)


         GEORGIA                                58-1492075
     (State or other jurisdiction of            (I.R.S. Employer
   incorporation or  organization)                 Identification
  No.)


  244 Perimeter Center Parkway, N.E., Atlanta, Georgia      30346
     (Address of principal executive offices)                (Zip
  Code)


  (Registrant's  telephone  number, including  area  code)  (404)
  393-5000

                             N/A
     (Former  name, former  address and  former  fiscal year,  if
  changed     since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  X     No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       OUTSTANDING AS OF
                     CLASS             FEBRUARY 7, 1995

                  Common Stock, No
                   Par Value              14,721,819

            GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                               INDEX




                                                      Page No.
  Part  I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                  December 24, 1994 and June 25, 1994        1

                Consolidated Statements of Operations -
                  Three Months and Six Months
                  Ended December 24, 1994 and
                  December 25, 1993   . . . . . . . . .      2

                Consolidated Statements of Cash Flows -
                  Six Months Ended December 24, 1994
                  and December 25, 1993. . .  . . . . .      3

                Notes to Consolidated Financial
                  Statements  . . . . . . . . . . . . .      4

       Item 2.  Management's Discussion and Analysis of
                  Consolidated Results of Operations and
                  Financial Condition   . . . . . . . .    5 - 7

  Part II.  Other Information

       Item 1.  Legal Proceedings . . . . . . . . . . .      8

       Item 6.  Exhibits and Reports on Form 8-K  . . .      8

                                                                       Page 1

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)



                                     (Unaudited)


                                                Dec. 24, 1994    June 25, 1994
                     ASSETS
  Current assets:
     Cash and cash equivalents                     $  1,764          3,912
     Trade accounts receivable less allowance
       for doubtful accounts of $272 at
       Dec. 24, 1994 and $291 at June 25, 1994       17,441         17,913
     Inventories (note 3)                            39,971         41,691
     Other                                            4,414          1,426
          Total current assets                       63,590         64,942
  Property, plant and equipment, net                 81,312         87,591
  Other assets                                        2,546          1,967
                                                   $147,448        154,500


      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt,
      payable to Gold Kist                         $  3,240          8,240
     Short-term borrowings from Gold Kist
      (note 4)                                        6,367          2,573
     Current portion of long-term debt                1,186          1,186
     Accounts payable                                19,557         18,008
     Due to Gold Kist                                 5,459          5,874
     Income taxes payable                              -               242
     Accrued compensation and related expenses        3,639          3,995
          Total current liabilities                  39,448         40,118
  Long-term debt, excluding current portion           6,895         13,462
  Other liabilities                                   3,720          3,720
          Total liabilities                          50,063         57,300
  Minority interest in consolidated partnership       8,626          8,980
  Shareholders' equity:
     Preferred stock, $1.00 par value.
      Authorized 1,000 shares; no shares issued        -              -
     Common stock, no stated par value.
      Authorized 20,000 shares; issued 14,866
      shares at Dec. 24, 1994 and at
      June 25, 1994                                  65,363         65,335
     Retained earnings                               24,004         23,493
                                                     89,367         88,828
     Less treasury stock, at cost, 101 shares           608            608
          Total shareholders' equity                 88,759         88,220
  Contingency (note 5)
                                                   $147,448        154,500



            See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 2



                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                     Three Months Ended    Six Months Ended
                                    Dec. 24,    Dec. 25,    Dec. 24, Dec. 25,
                                      1994        1993        1994     1993

  Net sales                         $117,859   104,218    245,102   210,022
  Cost of sales                      113,959    99,121    236,240   198,082
     Gross profit                      3,900     5,097      8,862    11,940
  Selling, administrative and
    general expenses                   3,827     3,805      7,519     7,705

      Operating income                    73     1,292      1,343     4,235
  Other (expense) income:
    Interest expense                    (376)     (216)      (779)     (591)
    Miscellaneous                         72       189        250       294
                                        (304)      (27)      (529)     (297)
     Earnings (loss) before
       minority interest and
       income taxes                     (231)    1,265        814     3,938
  Minority interest in partnership
    loss                                 141       371        354     1,062

     Earnings (loss) before
      income taxes                       (90)    1,636      1,168     5,000
  Income tax expense (benefit)           (62)      609        362     1,672

     Net earnings (loss)            $    (28)    1,027        806     3,328

  Net earnings per share            $    .00       .07        .05       .22
  Weighted average outstanding
    shares                            14,763    14,861     14,762    14,860
  Cash dividends per share          $    .01      .009        .02      .018



            See Accompanying Notes to Consolidated Financial Statements.


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)

                                                           Six Months Ended
                                                          Dec. 24,   Dec. 25,

                                                           1994      1993
  Cash flows from operating activities:
    Net earnings                                         $   806       3,328
    Non-cash items included in net earnings:
       Depreciation                                       8,405        7,808
       Minority interest in partnership loss               (354)      (1,062)
       Deferred taxes                                      (839)        (690)
       Other                                                 26          445
       Changes in operating assets and liabilities:
       Trade accounts receivable                            472          (14)
       Inventories                                        1,720       (3,278)
       Accounts payable and accrued compensation and
          related expenses                                1,193        1,912
       Due to Gold Kist                                    (415)       1,720
       Income taxes                                        (745)        (881)
       Other                                               (2,222)    (2,296)
          Net cash provided by operating activities        8,047       6,992

  Cash flows from investing activities:
    Acquisitions of property, plant and equipment        (2,181)     (13,294)
    Other                                                       53       101
          Net cash used in investing activities           (2,128)    (13,193)

  Cash flows from financing activities:
    Capital contributed to partnership by Gold Kist        -          11,760
    Repayment of long-term debt, payable to Gold Kist    (5,000)     (11,760)
    Short-term borrowings (repayments), net to
     Gold Kist                                            3,795         -
    Short-term borrowings (repayments), net                -           2,150
    Principal payments of long-term debt                 (6,567)        (361)
    Dividends paid                                          (295)       (270)
          Net cash used in financing activities            (8,067)     1,519

          Net change in cash and cash equivalents        (2,148)      (4,682)

  Cash and cash equivalents at beginning of period         3,912       7,502

  Cash and cash equivalents at end of period             $  1,764      2,820

  Supplemental disclosure of cash flow information:
    Cash paid during the periods for:
       Interest (net of amounts capitalized)             $    519        644
       Income taxes                                      $  1,946      3,243



            See Accompanying Notes to Consolidated Financial Statements.

            GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands)
                            (Unaudited)

  1. The accompanying unaudited consolidated financial statements reflect the accounts of Golden Poultry Company, Inc. and its subsidiary and a majority owned partnership, Carolina Golden Products Company (collectively, "the Company"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements on pages 11 through 15 and pages 22 through 30, respectively, of the Company's Annual Report in the previously filed Form 10-K for the year ended June 25, 1994.

  2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of results for the entire year.

  3. Inventories consist of the following:

                                     December 24, 1994    June 25, 1994
       Live poultry                       $23,797            26,593
       Feed, eggs, and supplies             9,282             9,015
       Marketable products                  6,892             6,083
                                          $39,971            41,691

  4. The  amounts outstanding  represent  borrowings  by Carolina
     Golden  Products  under  a  $15  million  revolving   credit
     agreement with Gold Kist.

  5. In January 1993, three Alabama member patrons of Gold Kist Inc. filed lawsuits in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit, and the Circuit Court of DeKalb County, Alabama, against the Company and Gold Kist Inc. and certain directors, officers and employees of the companies. The lawsuits allege that the named officers, directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company, by permitting their continued operations and by selling shares of the Company's common stock to certain officers, directors and employees of the Company and Gold Kist. Among the remedies requested are the transfer of the Company's operations to Gold Kist as well as unspecified actual and punitive damages. In March 1994, the Court certified the Windham litigation as a class action. In July 1994, the Court in the Adams litigation dismissed as defendants the Company's and Gold Kist's employees who are or were not directors or officers of the Company. The Company intends to defend the litigation vigorously. The Company is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

  Page 5
  ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


  RESULTS OF OPERATIONS

  Net sales
  Net sales for the three and six month periods ended December 24, 1994 increased 13.1% and 16.7%, respectively, as compared to the same periods a year ago. The Company had net sales volume increases of approximately 16.7% and 18.8%, respectively, for the current quarter and six months ended December 24, 1994 resulting from the expansion programs completed last fiscal year. The impact of the tonnage increase on net sales was partially offset by lower average selling prices for fresh and frozen chicken. Average selling prices declined 4.3% and 3.0%, respectively, for the three and six month periods ended December 24, 1994 as compared to the same periods last fiscal year. Weak broiler market prices during the current quarter, a seasonal factor in the broiler industry, were also influenced by increased supplies of competing meats (pork and beef). In addition, pricing pressures have been experienced as sales efforts are made to accommodate the increase in fresh broiler production.

  The Company processed on average 3.9 million broilers per week during the current quarter and six month period ended December
  24, 1994 as compared to 3.2 million broilers per week in the same periods a year ago.

  Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $33.6 million and $67.7 million, respectively, for the three and six month periods ended December 24, 1994 as compared to $26.2 million and $53.9 million, respectively, for the comparable periods in the prior fiscal year. The Company's food distribution facility in South Florida had net sales of $7.7 million and $14.3 million, respectively, for the three and six month periods ended December 24, 1994 as compared to $6.1 million and $11.3 million, respectively, for the same periods last fiscal year.

  Cost of sales
  For the quarter ended December 24, 1994, the 16.7% increase in pounds sold contributed to the dollar increase in cost of sales. Cost of sales, as a percentage of net sales, for the three and six month periods ended December 24, 1994 was 96.7% and 96.4%, respectively, as compared to 95.1% and 94.3%, respectively, for the same periods last fiscal year. The increase in the percentage relationship for the three months ended December 24, 1994, as compared to the same quarter last year, was due primarily to the decline in average selling prices discussed above. The impact of the decline in average selling prices on the percentage relationship was partially offset by lower per pound feed ingredient costs and processing expenses.

  For the quarter ended December 24, 1994, feed ingredient costs were approximately 8.9% lower than in the comparable quarter a year ago. Feed ingredient costs for the six months ended December 24, 1994 decreased approximately 1.9% below the comparable six months last fiscal year. The decline in feed ingredient costs reflects the decline in commodity prices for corn and soybeans related to the favorable U.S. harvest in the fall of 1994.

  Broiler processing costs for the quarter ended December 24, 1994 increased 14.8% as compared to the same quarter a year ago. For the three months ended December 24, 1994, broiler processing costs on a per pound basis decreased about 5.9% as compared to the same period a year ago. The Company has continued to experience higher-than-expected processing costs as a result of production inefficiencies associated with the expansion program completed last fiscal year.

  Selling, administrative, and general expenses
  Selling, administrative, and general expenses, as a percentage of net sales, were 3.2% and 3.1%, respectively, for the three months and six months ended December 24, 1994 as compared to 3.7% for the comparable periods last fiscal year. The decline in the percentage relationships was due primarily to the increase in net sales. The dollar decrease for the current fiscal year was due to lower incentive compensation expense and reduced advertising expense.

  Interest and other income
  Interest expense for the three  months ended December 24,  1994 was $376,000 as  compared to $216,000 in the  comparable period
  a  year  ago.   The  increase  was due  to  reduced capitalized
  construction period interest credits and higher interest rates.

  Minority interest in partnership loss
  Minority interest in partnership loss of $141,000 and $354,000, respectively, for the three and six months ended December 24, 1994 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's loss. The partnership recorded losses in its further processing operation of $490,000 and $1.5 million for the three and six month periods ended December 24, 1994 as compared to $850,000 and $2.1 million for the same periods a year ago. Although the further-processing losses have decreased for the periods presented, the continuation of losses has resulted from the operation of the facility at less than full production levels.

  Earnings (loss) before income taxes
  The Company's loss before income taxes of $90,000 for the three months ended December 24, 1994 as compared to earnings before income taxes of $1.6 million in the comparable quarter last fiscal year. The decrease was due primarily to lower average selling prices, which was partially offset by lower feed ingredient costs.

  Income Taxes
  The Company's combined Federal and state income tax rate was 31.0% for the six months ended December 24, 1994 as compared to 33.4% for the same period a year ago. Income taxes for the six months ended December 25, 1993 included a credit of $166,000 related to the adoption of SFAS 109, "Accounting for Income Taxes".

  LIQUIDITY AND CAPITAL RESOURCES

  At December 24, 1994, working capital, the current ratio, and shareholders' equity were $24.1 million, 1.61 to 1 and $88.8 million, respectively, as compared to $24.8 million, 1.62 to 1 and $88.2 million, respectively, at June 25, 1994. The Company's ratio of long-term debt to total capitalization was 7.2% at December 24, 1994 as compared to 13.2% at June 25, 1994. The Company has a $20.0 million revolving credit and term loan facility with a commercial bank, of which $800,000 was outstanding at December 24, 1994. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $6.4 million was outstanding at December 24, 1994. (See note 4 of Notes to Consolidated Financial Statements).

  Net cash provided by operating activities of $8.0 million for the six months ended December 24, 1994 resulted from net earnings adjusted for noncash charges. Uses of cash for the six months ended December 24, 1994 included repayments of long-term debt totaling $6.6 million and $2.2 million in expenditures for property, plant and equipment. The Company's 1995 capital spending program was amended to include a $6.0 million project that will increase Carolina Golden Products' capability to produce individual quick frozen chicken products. In January 1995, the Company and Gold Kist will contribute $6.0 million of partnership equity in the same proportion as their respective ownership percentages. The Company plans capital expenditures of $10.0 million in fiscal 1995.

  Approximately 20% of the Company's net sales in the current quarter were to one customer, a major retail grocery chain. Management is unable to predict with any degree of certainty what effect the loss of this major customer would have on future
  results of  operations and liquidity.   However, the loss  of the
  customer would,  in the  opinion   of  management,  adversely
  affect results of operations if sales from the customer were not replaced by comparable sales to other customers.

  Management believes existing cash, amounts available under existing credit arrangements, and expected cash to be provided from operations will be sufficient to maintain cash flows adequate for the Company's growth and operational objectives during fiscal 1995.

                    PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 24, 1994 is incorporated herein by reference.

  Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibit

           Designation of Exhibit
               in this Report          Description of Exhibit

                     27                Financial Data Schedule

       (b) Reports on  Form 8-K.   Golden  Poultry has not  filed
           any reports on Form 8-K during the  three months ended
           December 24, 1994.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN POULTRY COMPANY, INC.
                                             (Registrant)


  Date      February 7, 1994

                                           Kenneth N. Whitmire
                                        Chief Executive Officer


  Date       February 7, 1994

                                          Langley C. Thomas, Jr.
                                         Chief Financial Officer

                    PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 24, 1994 is incorporated herein by reference.

  Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibit

           Designation of Exhibit
               in this Report         Description of Exhibit

                     27              Financial Data Schedule

      (b)  Reports  on Form  8-K.   Golden Poultry  has not filed
           any reports on Form 8-K during the three months  ended
           December 24, 1994.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN POULTRY COMPANY, INC.
                                             (Registrant)


  Date      February  7, 1994           /s/Kenneth N. Whitmire

                                          Kenneth N. Whitmire
                                        Chief Executive Officer


  Date      February 7, 1994            /s/Langley C. Thomas, Jr.

                                          Langley C. Thomas, Jr.
                                         Chief Financial Officer