Form 10-Q
period 1995-03-25
GOLDEN POULTRY CO INC
filed 1995-05-08
CIK 758292

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

       (Mark One)
        X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter  Ended     March 25, 1995      Commission  File
  No. 0-14960

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


  (Registrant's  telephone  number, including  area  code)  (404)
  393-5050

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


                                       OUTSTANDING AS OF
                     CLASS                MAY 8, 1995

                  Common Stock, No
                   Par Value              14,517,819

            GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                               INDEX



                                                      Page No.
  Part  I.  Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                  March 25, 1995 and June 25, 1994  . .   1

                Consolidated Statements of Operations -
                  Three Months and Nine Months
                  Ended March 25, 1995 and
                  March 26, 1994  . . . . . . . . . . .   2

                Consolidated Statements of Cash Flows -
                  Nine Months Ended March 25, 1995
                  and March 26, 1994. . .   . . . . . .   3

                Notes to Consolidated Financial
                  Statements  . . . . . . . . . . . . .   4

       Item 2.  Management's Discussion and Analysis of
                  Consolidated Results of Operations and
                  Financial Condition   . . . . . . . .  5 - 7

  Part II.  Other Information

       Item 1.  Legal Proceedings . . . . . . . . . . .    8

       Item 6.  Exhibits and Reports on Form 8-K  . . .    8

                                                                       Page 1

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)
                                     (Unaudited)


                                                March 25, 1995   June 25, 1994
                     ASSETS
  Current assets:
     Cash and cash equivalents                     $  3,871          3,912
     Trade accounts receivable less allowance
       for doubtful accounts of $262 at
       Mar. 25, 1995 and $291 at June 25, 1994       17,398         17,913
     Inventories (note 3)                            43,572         41,691
     Other                                            3,280          1,426
          Total current assets                       68,121         64,942
  Property, plant and equipment, net                 78,880         87,591
  Other assets                                        2,845          1,967
                                                   $149,846        154,500


      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt,
      payable to Gold Kist                         $   -             8,240
     Short-term borrowings from Gold Kist
      (note 4)                                        7,164          2,573
     Current portion of long-term debt                1,178          1,186
     Accounts payable                                19,472         18,008
     Due to Gold Kist                                 4,412          5,874
     Income taxes payable                              -               242
     Accrued compensation and related expenses        4,013          3,995
          Total current liabilities                  36,239         40,118
  Long-term debt, excluding current portion          10,469         13,462
  Other liabilities                                   3,720          3,720
          Total liabilities                          50,428         57,300
  Minority interest in consolidated partnership      11,066          8,980
  Shareholders' equity:
     Preferred stock, $1.00 par value.
      Authorized 1,000 shares; no shares issued        -              -
     Common stock, no stated par value.
      Authorized 20,000 shares; issued 14,866
      shares at Mar. 25, 1995 and at
      June 25, 1994                                  65,363         65,335
     Retained earnings                               24,509         23,493
                                                     89,872         88,828
     Less treasury stock, at cost, 248 shares         1,520            608
          Total shareholders' equity                 88,352         88,220
  Contingency (note 5)
                                                   $149,846        154,500



            See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 2




                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                    Three Months Ended    Nine Months Ended
                                    Mar. 25,  Mar. 26,    Mar. 25, Mar. 26,
                                      1995      1994        1995     1994
  Net sales                         $119,931   113,705    365,033   323,727
  Cost of sales                      114,750   112,952    350,990   311,034
     Gross profit                      5,181       753     14,043    12,693
  Selling, administrative and
    general expenses                   4,568     3,982     12,087    11,687

      Operating income (loss)            613    (3,229)     1,956     1,006
  Other (expense) income:
    Interest expense                    (401)     (262)    (1,180)     (853)
    Miscellaneous                         83        51        333       345
                                        (318)     (211)      (847)     (508)
     Earnings (loss) before
       minority interest and
       income taxes                      295    (3,440)     1,109       498
  Minority interest in partnership
    loss                                 500     1,456        854     2,518

     Earnings (loss) before
      income taxes                       795    (1,984)     1,963     3,016
  Income tax expense (benefit)           142      (733)       504       939

     Net earnings (loss)            $    653    (1,251)     1,459     2,077

  Net earnings (loss) per share     $    .04      (.08)       .10       .14
  Weighted average outstanding
    shares                            14,714    14,862     14,746    14,860
  Cash dividends per share          $    .01      .009        .03      .027



            See Accompanying Notes to Consolidated Financial Statements.

                                                                      Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Amounts in thousands)

                                                        Nine Months Ended
                                                      March 25,    March 26,
                                                        1995         1994
  Cash flows from operating activities:
    Net earnings                                         $ 1,459       2,077
    Non-cash items included in net earnings:
       Depreciation                                      12,659       12,030
       Minority interest in partnership loss               (854)      (2,518)
       Deferred taxes                                    (1,015)        (978)
       Other                                                 13           16
    Changes in operating assets and liabilities:
       Trade accounts receivable                            515       (2,760)
       Inventories                                       (1,881)      (5,560)
       Accounts payable and accrued compensation and
          related expenses                                1,482        4,380
       Due to Gold Kist                                  (1,462)       1,518
       Income taxes                                        (242)      (1,450)
       Other                                               (1,723)    (1,277)
          Net cash provided by operating activities        8,951       5,478

  Cash flows from investing activities:
    Acquisitions of property, plant and equipment        (4,049)     (19,079)
    Other                                                      122       104
          Net cash used in investing activities           (3,927)    (18,975)

  Cash flows from financing activities:
    Capital contributed to partnership by Gold Kist       2,940       11,760
    Repayment of long-term debt, payable to Gold Kist    (8,240)     (11,760)
    Short-term borrowings (repayments), net to
     Gold Kist                                            4,591         -
    Proceeds from long-term debt                              -        9,250
    Principal payments of long-term debt                 (3,001)        (993)
    Purchases of treasury stock                            (912)        -
    Dividends paid                                          (443)       (407)
          Net cash provided by (used in) financing
             activities                                    (5,065)     7,850

          Net change in cash and cash equivalents           (41)      (5,647)

  Cash and cash equivalents at beginning of period         3,912       7,502

  Cash and cash equivalents at end of period             $  3,871      1,855

  Supplemental disclosure of cash flow information:
    Cash paid during the periods for:
       Interest (net of amounts capitalized)             $  1,201        884
       Income taxes                                      $  2,162      3,367

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

  3. Inventories consist of the following:

                                       March 25, 1995     June 25, 1994
       Live poultry                       $24,793            26,593
       Feed, eggs, and supplies             9,593             9,015
       Marketable products                  9,186             6,083
                                          $43,572            41,691

  4. The amounts outstanding under short-term borrowings from Gold Kist represent borrowings by Carolina Golden Products under a $15 million revolving credit agreement with Gold
     Kist.

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

                                                           Page 5
  ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


  RESULTS OF OPERATIONS

  Net sales
  Net sales for the three and nine month periods ended March 25, 1995 increased 5.5% and 12.8%, respectively, as compared to the same periods a year ago. Pounds of poultry products sold increased approximately 10.0% and 15.7%, respectively, for the current quarter and nine months ended March 25, 1995 resulting from the expansion programs completed last fiscal year. The impact of the volume increase on net sales was partially offset by lower average selling prices for fresh and frozen chicken. Average selling prices declined 5.0% and 3.6%, respectively, for the three and nine month periods ended March 25, 1995 as compared to the same periods last fiscal year. Weak broiler market prices during the current quarter were also influenced by increased supplies of competing meats (pork and beef). In addition, pricing pressures have been experienced as sales efforts are made to accommodate the increases in fresh broiler production.
  The Company processed on average 3.9 million broilers per week during the current quarter and nine month period ended March 25, 1995 as compared to 3.6 million and 3.3 million, respectively, per week in the same periods a year ago.

  Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $30.8 million and $98.5 million, respectively, for the three and nine month periods ended March 25, 1995 as compared to $25.9 million and $79.8 million, respectively, for the comparable periods in the prior fiscal year. The Company's food distribution facility in South Florida had net sales of $8.4 million and $22.7 million, respectively, for the three and nine month periods ended March 25, 1995 as compared to $7.1 million and $18.4 million, respectively, for the same periods last fiscal year.

  Cost of sales
  For the quarter ended March 25, 1995, the 10.0% increase in broiler pounds sold contributed to the dollar increase in cost of sales. Cost of sales, as a percentage of net sales, for the three and nine month periods ended March 25, 1995 was 95.7% and 96.2%, respectively, as compared to 99.3% and 96.1%, respectively, for the same periods last fiscal year. The decrease in the percentage relationship for the three months ended March 25, 1995, as compared to the same quarter last year, was due partially to the decline in feed ingredient costs. Also, the decrease in the percentage relationship resulted from high operating costs in the comparable quarter last fiscal year associated with a new processing line at the Douglas, Georgia facility. The impact of these factors on the percentage relationships was partially offset by lower average selling prices.

  For the quarter ended March 25, 1995, feed ingredient costs were approximately 16.3% lower than in the comparable quarter a year ago. Feed ingredient costs for the nine months ended March 25, 1995 decreased approximately 7.3% below the comparable nine months last fiscal year. The decrease in feed ingredient costs reflects the decline in commodity prices for corn and soybeans related to the favorable U.S. harvest in the fall of 1994.

  Broiler processing costs for the quarter ended March 25, 1995 had a dollar increase of 6.1% as compared to the same quarter a year ago. For the three months ended March 25, 1995, broiler processing costs on a per pound basis decreased about 5.4% as compared to the same period a year ago. Although the Company has made improvements in processing efficiencies over the past three quarters, the Company has continued to experience above average processing costs as a result of the expansion program completed last fiscal year.

  Selling, administrative, and general expenses
  Selling, administrative, and general expenses, as a percentage of net sales, were 3.8% and 3.3%, respectively, for the three months and nine months ended March 25, 1995 as compared to 3.5% and 3.6%, respectively, for the comparable periods last fiscal year. The increase in the percentage relationship for the quarter ending March 25, 1995 as compared to the same quarter last fiscal year was due primarily to litigation related expenses totaling $370,000. The decline in the percentage relationships for the nine months ended March 25, 1995 was due primarily to the increase in net sales.

  Interest and other income
  Interest expense for  the three months ended March 25, 1995 was
  $401,000 as  compared to  $262,000 in  the comparable period  a
  year  ago.   The  increase was  due  to higher  interest rates,
  which was partially offset by reduced borrowings.

  Minority interest in partnership loss
  Minority  interest   in  partnership   loss  of   $500,000  and
  $854,000, respectively, for the three and nine months ended March 25, 1995 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's loss. The partnership recorded a gain in its further processing operation of $97,000 for the quarter ended March 25, 1995 as compared to a loss of $1.7 million in the same quarter a year ago. The further-processing operation's loss for the nine months ended March 25, 1995 was $1.4 million as compared to $3.8 million in the prior year. The improvement in operating results is attributed to improved processing efficiencies and lower raw material costs. Although the further-processing losses have decreased for the nine months ended March 25, 1995, the continuation of losses has resulted primarily from the operation of the facility at less than full production levels.

  Earnings (loss) before income taxes
  The Company had earnings before income taxes of $795,000 for the three months ended March 25, 1995 as compared to a loss before income taxes of approximately $2.0 million in the comparable quarter last fiscal year. The improvement was due primarily to improved operating efficiencies and lower feed ingredient costs, which was partially offset by lower average selling prices.

  Income Taxes
  The Company's combined Federal and state income tax rate was 25.7% for the nine months ended March 25, 1995 as compared to 31.1% for the same period a year ago. The current year's tax rate reflects the impact of state income tax refunds and targeted jobs credits. Income taxes for the nine months ended March 26, 1994 included a credit of $166,000 related to the adoption of SFAS 109, "Accounting for Income Taxes".

  LIQUIDITY AND CAPITAL RESOURCES

  At March 25, 1995, working capital, the current ratio, and shareholders' equity were $31.9 million, 1.88 to 1 and $88.4 million, respectively, as compared to $24.8 million, 1.62 to 1 and $88.2 million, respectively, at June 25, 1994. The Company's ratio of long-term debt to total capitalization was 10.6% at March 25, 1995 as compared to 13.2% at June 25, 1994. The Company has a $20.0 million revolving credit and term loan facility with a commercial bank, of which $5.0 million was outstanding at March 25, 1995. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $7.2 million was outstanding at March 25, 1995. (See note 4 of Notes to Consolidated Financial Statements).

  Net cash provided by operating activities of approximately $9.0 million for the nine months ended March 25, 1995 resulted from net earnings adjusted for noncash charges. Uses of cash for the nine months ended March 25, 1995 included repayments of long-term debt totaling $11.2 million and $4.0 million in expenditures for property, plant and equipment. In addition, the Company repurchased 147,000 shares of its common stock for $912,000. The Company's 1995 capital spending program was amended to include a $6.0 million project that will increase Carolina Golden Products' capability to produce individual quick frozen chicken products. In January 1995, the Company and Gold Kist contributed $6.0 million of partnership equity in the same proportion as their respective ownership percentages. The Company plans capital expenditures of $10.0 million in fiscal 1995 and $11.6 million in fiscal 1996.

  Approximately 21% of the Company's net sales in the current quarter were to one customer, a major retail grocery chain. Management is unable to predict with any degree of certainty what effect the loss of this major customer would have on future results of operations and liquidity. However, the loss of the customer would, in the opinion of management, adversely affect results of operations if sales from the customer were not replaced by comparable sales to other customers.

  Management believes existing cash, amounts available under existing credit arrangements, and expected cash to be provided from operations will be sufficient to maintain cash flows adequate for the Company's growth and operational objectives during fiscal 1995.

                    PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 25, 1995 is incorporated herein by reference.

  Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibit

           Designation of Exhibit
               in this Report           Description of Exhibit

                     27                 Financial Data Schedule

       (b) Reports on Form  8-K.   Golden Poultry  has not  filed
           any reports  on Form 8-K during the three months ended
           March 25, 1995.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN POULTRY COMPANY, INC.
                                          (Registrant)


  Date        May 8, 1995
                                        Kenneth N. Whitmire
                                       Chief Executive Officer


  Date        May 8, 1995
                                        Langley C. Thomas, Jr.
                                        Chief Financial Officer

                    PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The information set forth in Item 1. "Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 25, 1995 is incorporated herein by reference.

  Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibit

           Designation of Exhibit
               in this Report              Description of Exhibit

                     27                    Financial Data Schedule

      (b)  Reports on Form  8-K.   Golden Poultry  has not  filed
           any reports  on Form 8-K during the three months ended
           March 25, 1995.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOLDEN POULTRY COMPANY, INC.
                                          (Registrant)


  Date      May 8, 1995               /s/Kenneth  N. Whitmire
                                         Kenneth N. Whitmire
                                       Chief Executive Officer


  Date      May 8, 1995              /s/Langley C. Thomas, Jr.
                                        Langley C. Thomas, Jr.
                                        Chief Financial Officer