Form 10-K405
period 1995-07-01
GOLDEN POULTRY CO INC
filed 1995-09-25
CIK 758292

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                            _______________
                               FORM 10-K
   (Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended July 1, 1995
                                  or
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from __________ to __________
                      Commission File No. 0-14960
                     GOLDEN POULTRY COMPANY, INC.
        (Exact name of registrant as specified in its charter)
                      __________________________
         Georgia                                 58-1492075
    (State or other jurisdiction       (I.R.S. Employer
   of incorporation or organization)   Identification No.)
                      __________________________
                  244 Perimeter Center Parkway, N.E.
                        Atlanta, Georgia 30346
          (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:
   (404) 393-5000

   Securities registered pursuant to Section 12(b) of the Act:
                   None
   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock        No Par Value
                      __________________________
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days. Yes X.  No   .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    As of August 25, 1995, the Registrant had 14,517,819 shares of Common Stock outstanding, of which 3,410,208 shares were owned by non-affiliates of the Registrant (shareholders other than Directors and Executive Officers of the Registrant, and beneficial holders of 5% or more of Registrant's outstanding Common Stock). The aggregate market value of the Common Stock held by non-affiliates is $19,608,696 based on the average of the bid and asked prices of such stock in the over-the-counter market on August 25, 1995. The exclusion of the market value of shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual Meeting of Shareholders to be held on October 25, 1995, are incorporated by reference into Part III.

                                PART I

   Item 1.  Business.

   The Broiler Industry

     The broiler industry is conducted principally by integrated poultry companies. The typical domestic integrated broiler company encompasses the breeding, growing and processing of chicken and the marketing of chicken products. A broiler is a chicken raised solely for consumption rather than for egg production. Vertical integration of the industry has led to efficiencies and enhanced coordination among all stages of production and processing. Price competition has resulted in improved genetic, nutritional and processing technologies to minimize production costs. Successful broiler processors have coordinated functions to control production from breeding of the chickens through sale of the finished products.

   General

     Golden Poultry Company, Inc. ("Golden Poultry" or the "Company") is an integrated producer, processor, marketer and distributor of poultry products consisting primarily of fresh chicken cut and packaged to customer specifications. It sells processed whole chickens, chicken parts, and other value-added and further-processed poultry products to retail grocers and the commercial and institutional food service industry. The Company produces golden-skin broiler products at integrated poultry complexes to serve the Company's retail markets. The Company's retail products are marketed under the Young 'n Tender label or under customer private labels and sold primarily in Florida, Georgia, California and the Mid-Atlantic, Northeastern and Midwestern United States. The Company also purchases and resells processed chicken, turkey, beef and pork products, ready-to-eat products, seafood products and dairy products.

     The Company is a 73% owned subsidiary of Gold Kist Inc. ("Gold Kist"), a diversified agricultural cooperative association whose business is conducted primarily in the Southeastern United States. The executive offices of the Company are located in Atlanta, Georgia and its production and processing facilities are headquartered in Sanford, North Carolina, Douglas, Georgia, and Russellville, Alabama.

     In January 1982, Agri International, Inc., a wholly owned subsidiary of Gold Kist, acquired the Douglas, Georgia, integrated broiler complex which had been owned and operated by Swift Independent Packing Company since 1958. Agri International, Inc., operated the complex until August 1982, at which time the Company was incorporated and began business. At that time, Agri International, Inc., transferred the assets and liabilities of the Douglas operations to the Company.

     In June 1986, Carolina Golden Products, Inc., owner of a North Carolina integrated poultry processing complex, was merged into the Company. Carolina Golden Products, Inc. had been a joint venture of Gold Kist and FCX, Inc., and Gold Kist acquired FCX's interest in the joint venture in January 1986.

     In May 1987, the Company acquired the perishable foods warehouse and distribution center facilities formerly operated by Don Lowe Foods, Inc., at Pompano Beach, Florida. In addition to the wholesale distribution of institutional food products sold to hotels, restaurants and retail chains, the Company distributes fresh and frozen poultry products through the Pompano Beach facility.

     In April 1989, the Company replaced its Durham, North Carolina plant with a new 76,000 square foot processing plant located on 438 acres in Sanford, North Carolina. This facility has enabled the Company to increase production, to produce a wider range of products and to expand as needs require.

     The Company commenced operations at a new integrated production complex near Russellville, Alabama, in 1990. This complex includes a hatchery, feed mill and processing plant and produces value-added poultry products primarily for the fast food industry. The Russellville complex increased the Company's processing capacity by approximately 50% and diversified the Company's operations beyond its focus on retail and institutional sales.

     In January 1991, the Company entered into a general partnership agreement with AgriGolden, Inc., a wholly owned subsidiary of Gold Kist, to form Carolina Golden Products Company ("Carolina Golden Products"). The Company is a 51% general partner in Carolina Golden Products which has acquired and is operating a poultry processing and further processing complex headquartered in Sumter, South Carolina. This complex includes a processing plant, feed mill, broiler farm and hatchery. It produces fresh, frozen and further processed poultry products for the fast food industry and other customers.

   Products

     The principal poultry products marketed are cut-up chicken, segregated chicken parts, whole chickens and further processed poultry products. The Company also produces deboned chicken products for sale to the retail grocery market, deboned chicken breast meat for further processing and sale by the fast food industry, and marinated, raw breaded chicken, fully cooked chicken and preformed nugget and pattie products for sale to distributors, retailers and fast food customers. The Company produces a golden-skin broiler which is particularly attractive for shelf display for retail sales and meets consumer demand in the Florida, Mid-Atlantic, Northeastern and California retail grocery markets served by the Company. The Company also distributes other processed and prepared foods primarily through its Pompano Beach, Florida, distribution facility.

     The Company's products are packaged in the following forms:
   controlled vacuum pack ("CVP"); ice pack; frozen, fresh and further processed; and chill pack.

     Controlled Vacuum Pack Chicken. CVP production, utilized primarily by the Douglas facility, involves the vacuum sealing of bulk packaged chickens. This process enhances the shelf life of the packaged chicken and facilitates broader geographic distribution of the products. CVP chicken is packaged primarily for retail sales and includes whole and cut-up chickens.

     Ice Pack Chicken. The Company produces and markets fresh ice pack chicken parts and deboned product for sale to distributors, retailers and the fast food industry. The Company also sells ice pack whole chickens to distributors and retailers.

     Frozen Chicken. The Company produces and markets frozen whole and cut-up chicken. Freezing extends product life and permits delivery for sales outside of the continental United States.
   The Company also sells frozen chicken to the military services and fast food chains.

     Chill Pack Chicken. The Company produces chill pack products at its Sanford plant. Chill pack chicken can be packaged, labeled and priced ready for the retail supermarket's fresh meat counter and is kept chilled by mechanical refrigeration from the processing plant to the store counter.

   Operations and Facilities

     An integrated poultry operation combines the elements necessary to produce a finished poultry product, ready for sale to supermarkets or other customers. The integrated operations proceed from the growing of breeder poultry stock for hatching egg production to the packaging and distribution of the finished poultry product.

     Breeding and Hatching. The Douglas, Sanford, Russellville and Sumter complexes contract on an incentive basis with pullet (young female chickens raised to become breeding hens) and breeder farm operators located near the Douglas, Sanford, Russellville and Sumter processing plants for the raising of poultry pullets and breeding stock. The breeding chickens lay eggs, which are then transported to the Company hatcheries in Douglas, Georgia, Siler City, North Carolina, Russellville, Alabama and Sumter, South Carolina for hatching. The Douglas hatchery has been expanded to a 49,700 square foot facility with a hatch capacity of 1,350,000 chicks per week. The Siler City hatchery has been expanded to 31,000 square feet increasing weekly hatch capacity to 870,000 chicks to accommodate operations at the Sanford processing facility. The
   Russellville hatchery is a 35,000 square foot facility with a fully utilized present hatch capacity of 875,000 chicks per week. The Sumter hatchery has been expanded to 52,700 square feet which will facilitate a weekly hatch capacity of 1,350,000 chicks.

     Grow-out. After the eggs are hatched, the Company delivers day-old chicks from its hatcheries to approved poultry grower farms near Douglas, Sanford, Russellville and Sumter. Under incentive contracts that compensate growers for productivity, growers raise the chickens to an age of six to eight weeks, at which time they are transported to the Company processing plants. The Sanford complex has incentive contracts with approximately 150 contract growers, and the Douglas complex has incentive contracts with approximately 130 growers. The Russellville complex currently has incentive contracts with approximately 110 growers, and the Sumter complex has incentive contracts with approximately 100 growers. The Company emphasizes the importance of communications with contract growers to assure that flocks are raised in accordance with the Company's requirements and standards for live production.
   During the grow-out period, the Company provides feed, medication, technical services and consultation to the growers, who must satisfy Company requirements for care and production of the chickens.

     In addition to utilizing contract growers, the Company operates a broiler grow-out farm on 70 acres near Douglas in Coffee County, Georgia. The farm consists of 14 houses with a capacity of up to 420,000 chickens. The Company operates a broiler grow-out farm for the Sanford complex in Chatham County, North Carolina, which consists of 16 houses with a capacity of up to 340,000 chickens. The Sumter complex has a 315 acre farm on which is situated 10 broiler houses with a capacity of up to 300,000 chickens. The Company farms are operated to supplement the supply of chickens for the processing plants and to provide a continuing demonstration to growers of modern grow-out facilities and procedures.

     Feed Mills. Poultry feed for broiler production at the Company's Douglas and Sanford grow-out farms and contract grower farms is manufactured at the Company's feed mills in Ambrose, Georgia, located 9 miles from the Douglas facility, and in Bonlee, North Carolina, 15 miles from the Sanford facility. The feed mill in Ambrose provides a capacity of 7,700 tons of feed per week for the Douglas operations; the feed mill in Bonlee has a capacity of 5,500 tons per week. The Company's feed mill in Pride, Alabama, serving the Russellville complex, has a capacity of 7,200 tons of feed per week. It is located approximately 28 miles from the Russellville facility. The Sumter complex feed mill serves the Company's grow-out farm and the complex's contract growers. It has a capacity of 6,500 tons per week. Feed ingredients for feed formulation are delivered by rail service to the feed mills, and formulated feed is delivered by the Company to the contract growers and the Company's farms by truck. Combined with Gold Kist's purchasing power and expertise, Company-owned feed mills give the Company significant advantages in quality and cost control.

     Processing. Upon the completion of the grow-out period, the six to eight-week old broilers are delivered on live-haul trucks to the Company's processing plants in Sanford, Douglas, Russellville and Sumter. The Company either performs or contracts for the catching of the chickens, and conducts its own live-haul transportation, using Company employees and Company-owned or leased vehicles and equipment.

     Processing is conducted at the Sanford, Douglas, Russellville and Sumter plants. The Douglas processing plant has live bird holding facilities, a service center for rolling stock, and offal and waste water pre-treatment facilities. The processing facility has controlled vacuum packaging capability. The current processing weekly capacity is approximately 1.3 million broilers and the facility size is 130,000 square feet.

     The Douglas facility has three picking lines and three eviscerating lines; two processing shifts are run daily. The plant has cold storage holding capacity sufficient to accommodate two or three days' production. As with the other complexes, products are moved from storage on a first-in, first-out basis to ensure freshness.

     The Sanford plant consists of a 76,000 square foot processing facility, offal and complete waste water treatment facilities, a live bird holding shed, and a service center for rolling stock. The facility has the packaging capacity for over-wrapped tray packed items and whole birds. Tray packed parts and whole birds can be chill-packed and weighed, pre-priced and labeled to the customer's order.

     The Sanford facility utilizes two picking lines, two eviscerating lines, and two separate chilling systems; two processing shifts are run daily. The processing facilities at Sanford have a capacity of 850,000 chickens per week.

     The facilities at the Russellville processing complex include a 110,000 square foot processing plant with wastewater treatment facilities, live bird holding facilities, and a service center for rolling stock. The processing facilities at Russellville have a capacity of 850,000 chickens per week. This facility includes deboning production and other further processing capability and utilizes two picking lines, two eviscerating lines, and two daily processing shifts.

     The Sumter complex has live bird holding facilities, wastewater treatment facilities, and a service center for rolling stock. The 435,000 square foot processing plant, with further processing capability, has a production capacity of 1.4 million chickens per week on two shifts, utilizing four eviscerating lines and two picking lines.

     Distribution. Finished poultry products are shipped directly to customers or through the Company's Pompano Beach, Florida and Durham, North Carolina distribution centers. The Pompano Beach distribution center is a 32,000 square foot refrigerated warehouse facility constructed specifically for the handling of perishable foods and is used for distribution to Florida customers. The 5,000 square foot Durham facility is used by the Company for local sales and distribution in Durham and eastern North Carolina.

     Contract carriers transport Company products from the Sanford, Douglas, Russellville and Sumter complexes to the distribution centers and customers. Other products brokered or purchased and resold by the Company (such as processed turkey, beef and pork products, ready-to-eat products, seafood and dairy products) are also distributed from the Pompano Beach facility.

   Marketing and Sales

     The primary markets served by the Company include the retail grocery market, the institutional and commercial food market and the frozen food market. The addition of the Russellville and Sumter operations has enabled the Company to expand its market in serving the fast food industry.

     Marketing and sales of the Company's fresh products are conducted primarily on a decentralized basis by Company management and sales personnel at the Douglas, Russellville, Sanford and Sumter complexes. Each complex has a sales manager and sales representatives to coordinate marketing and distribution efforts and to provide customer service. The Company uses local television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop brand recognition for the Young 'n Tender label. The Company also uses independent brokers to sell its frozen chicken products.

     Products from Douglas are marketed principally to the Publix supermarket chain which has more than 400 stores located throughout Florida, Georgia and South Carolina. Douglas sells chicken to Publix in the form of whole, cut-up and packaged chicken and marinated and deboned chicken parts. In fiscal 1993, 1994 and 1995, net sales to Publix accounted for 21%, 22%, and 21%, respectively, of the Company's net sales. Loss of Publix as a customer would adversely affect the Company if these revenues were not replaced by comparable sales to other customers. The remainder of the Douglas production is sold to a variety of domestic purchasers primarily in Florida and California and some customers in the export markets in the Far East and Caribbean. Some of these products are marketed under the Early Bird label. Both the Young 'n Tender and the Early Bird marks are registered trademarks licensed by Gold Kist to the Company on a royalty basis under non-exclusive license agreements.

     In fiscal 1993, 1994, and 1995, sales to Gold Kist represented approximately 20%, 21% and 20%, respectively, of the Company's net sales, principally pursuant to a marketing agreement between Gold Kist and Carolina Golden Products under which the Sumter complex sells a significant portion of its further processed chicken products to Gold Kist at prices which approximate market for cooperative marketing.

     Products from Sanford are marketed to retail and wholesale markets in North Carolina, the Mid-Atlantic, and the Midwestern and Northeastern United States and to export markets. Sanford sells ice pack and chill pack whole chicken, cut-up chicken and value-added packaged products. In addition, it produces tray-packed items and other specialized chicken products popular in the retail food market. These products are sold primarily under customers' private labels although Sanford sells some products under the Young 'n Tender label.

     The Sanford and Douglas complexes provide each other back-up production capacity. This capability helps to address conditions of seasonal or peak market demands and possible production problems encountered by the complexes.

     The Company's Russellville, Alabama complex is currently producing chicken product for the fast food market, primarily deboned white meat products from male chickens. The other Russellville production is sold in the retail, institutional and export markets.

     The Sumter complex produces fresh, frozen and further processed poultry products for the fast food industry and retail grocery and institutional customers primarily in the Southeastern United States. Products include skinless and skin-on cut-up chicken, marinated breaded and partially or fully cooked chicken products. Further processed products produced at the Sumter Complex are marketed pursuant to a marketing agreement with Gold Kist.

     Poultry prices and demand have historically been seasonal, with demand for poultry declining in winter months. Management believes that the Company's strong position in the Florida market reduces the impact of this seasonality, particularly for the Douglas complex. Because of the large influx of people into Florida during the winter months, the winter demand for poultry products increases even though per-capita demand decreases as it does elsewhere in the country.

   Competition

   The Company markets its products in competition with larger poultry producers and smaller companies on the basis of service, quality and price. The principal competitive factors for the retail and grocery market are quality of product and timely service. Brand name recognition is also a factor. The principal competitive factors in the fast food industry are customized product form and size, quality and timely service.

   The Company's premium golden-skin poultry products with the attractive shelf display characteristic of the product enhance retail sales due to regional customer preferences in the Florida, Mid-Atlantic, Northeastern and California markets. The Company's value-added product line provides the ability to deliver poultry products responsive to purchasers' special orders. Moreover, the Company's live-production performance, technologically advanced facilities and its feed ingredient and other input purchasing expertise (through its relationship with Gold Kist) facilitate flexibility and responsiveness in serving its customers.

   The Company also competes with other poultry processors for contract growers to grow pullets and breeding stock and to raise broiler chickens for processing.

   Administrative Services Agreement

     Gold Kist provides certain administrative, staff and operating functions for the Company pursuant to management services agreements which are renewable annually. Under the agreements, Gold Kist provides a broad range of corporate functions and services. The areas of service include:

    (1) accounting, auditing and financial reporting, consultation and services;
    (2)  purchasing and distribution;
    (3)  marketing and advertising;
    (4)  poultry feed manufacturing and consultation services;
    (5)  engineering services;
    (6)  information systems processing and consultation;
    (7) research, quality assurance, veterinary and technical services;
    (8)  corporate protection and risk management services;
    (9)  real estate and corporate planning services;
    (10) human resources management;
    (11) communications and government and public relations; and
    (12) credit services.

    The Company pays to Gold Kist (a) a negotiated annual sum equal to Gold Kist's costs in providing these services, plus (b) 5.8% of the Company's earnings before income taxes assuming a Company return on assets employed ("ROAE") of more than 10%, or 3.5% of the Company's earnings before income taxes assuming a positive Company ROAE of less than 10%.

   Environmental and Regulatory Matters

    The Company's facilities and operations are subject to the regulatory jurisdiction of various federal and state agencies, including the Federal Food and Drug Administration, United States Department of Agriculture, Environmental Protection Agency, Occupational Safety and Health Administration, and corresponding state agencies. Management believes that all facilities and operations are currently in compliance with environmental and regulatory standards. Management does not know of any material capital expenditures that will be necessary to comply with current statutes and regulations. Compliance has not had a materially adverse effect upon the Company's earnings or competitive position in the past, and it is not anticipated to have a materially adverse effect in the future.

   Human Resources

    As of July 1, 1995, the Company employed approximately 972 employees at its Sanford complex, 1,243 employees at its Douglas complex, 905 employees at its Russellville complex, 38 employees at its Pompano Beach distribution center, 21 employees at its Durham distribution center, approximately 1,918 employees in its Sumter complex, and approximately 5,097 employees in all of its operations. None of the operations are unionized.

   Executive Officers of the Registrant

    The Executive Officers of the Company who are elected to serve at the pleasure of the Board of Directors are as follows:

   Name                    Age     Position with the Company
   Harold O. Chitwood      65       Director, Chairman of the Board of Directors
   Gaylord O.  Coan        59       Director, Vice Chairman of  the Board of
                                    Directors
   Kenneth  N. Whitmire    57       Director, Chief Executive Officer
   E. Carlyle Ragans       49       President, Chief Operating Officer
   John Bekkers            50       Vice President
   Sidney L. Prince        37       Vice President
   Norman R. Robinson      56       Vice President
   Jack L. Lawing          57       Secretary
   Langley C. Thomas, Jr.  42       Treasurer, Chief Financial Officer
   Don W. Mabe             42       President, Carolina Golden Products

    Each of the Executive Officers of the Company, with the exception of E. Carlyle Ragans, Sidney L. Prince, Norman R.
   Robinson and Don W. Mabe, has been principally employed by Gold Kist for the past five years.

    The following information describes the business experience of the Company's Executive Officers since July 1, 1990.

    Harold O. Chitwood has been the Chairman of the Board of Directors of the Company since October 1992. He served as Vice Chairman of the Board of Directors from 1986 until election to his current office, as Chief Executive Officer of the Company from June 1986 until October 1988, and as President of the Company from August 1982 until June 1986.
   Mr. Chitwood became Chief Executive Officer and Chairman of the Management Executive Committee of Gold Kist in October 1991, having previously served as Executive Vice President and Chief Operating Officer of Gold Kist since January 1, 1989.
   He served as Executive Vice President of Gold Kist, from July 1, 1988, until December 31, 1988. From 1984 to 1988, Mr.
   Chitwood served as Executive Vice President, Gold Kist Poultry Group. He is a Director of the NationsBank of Georgia, N.A., Highland Exchange Service Cooperative and the National Council of Farmer Cooperatives.

    Gaylord O. Coan has been the Vice Chairman of the Board of Directors of the Company since October 1992, having previously served as Vice President of the Company from October 1991 until election to his current position. He has served as President and Chief Operating Officer of Gold Kist since October 1991. Previously Mr. Coan served as Executive Vice President of Gold Kist from 1990 to October 1991. He also served as President of Golden Peanut Company, a peanut procurement, processing and marketing company headquartered in Atlanta, Georgia, from 1986 until 1990. Mr. Coan is a Director of the Archer Daniels Midland Company.

    Kenneth N. Whitmire has served as Chief Executive Officer of the Company since October 1988. He is also Group Vice President of the Gold Kist Poultry Group. Mr. Whitmire previously served as Vice President - Operations of the Gold Kist Poultry Group from 1981 until election to Group Vice President on July 1, 1988.

    John Bekkers was elected Vice President of the Company on July 27, 1995. He has served as Executive Vice President of Gold Kist since October 1994. Previously, he served as Division Manager of the Gold Kist Northeast Alabama Poultry Division from May 1988 until October 1994.

    E. Carlyle Ragans was elected President and Chief Operating
   Officer of the Company on June 10, 1988. From 1982 until his election to his current position, Mr. Ragans served as Division Manager of the Gold Kist West Georgia Poultry
   Division.

    Sidney L. Prince is Vice President of the Company, a position he has held since January 26, 1995. Mr. Prince previously served as Division Sales Manager for the Company's Russellville complex from December 1990 until election to his current position and as a sales representative for the Gold Kist West Georgia Poultry Division from August 1987 until December 1990.

    Norman R. Robinson has been Vice President of the Company since October 1990, and was Division Manager of the Russellville, Alabama, operations of the Company from 1989 until election to his current position. Mr. Robinson previously served as Assistant Division Manager of the Gold Kist Northeast Alabama Poultry Division from 1988 until 1989, and as Field Operations Manager of the Gold Kist Northeast Georgia Poultry Division from 1983 until 1988.

    Don W. Mabe was elected President of Carolina Golden Products in January 1991. From June 1988 until election to his current position, he served as Division Manager of the Gold Kist West Georgia Poultry Division. Mr. Mabe was Processing Plant Manager for the Gold Kist West Georgia Poultry Division prior to his assignment as Division Manager.

    Jack L. Lawing has been the Secretary of the Company since
   August 1982, and served as Vice President -Law and Corporate
   Secretary of Gold Kist from 1976 until 1990 when he was elected General Counsel, Vice President and Corporate
   Secretary of Gold Kist.

    Langley C. Thomas, Jr., has been the Treasurer and Chief
   Financial Officer of the Company since June 1986, and has served as Manager of Financial Reporting for Gold Kist since
   June 1983.

   Item 2.  Properties.

    Facilities used in the Company's business are described in "Item 1 - Business." The Company believes that its facilities are adequate and suitable for their respective uses. The Company owns all of its operating facilities, except for (1) the Durham distribution facility leased from Gold Kist; (2) the Douglas broiler farm and Ambrose, Georgia feed mill, both of which are leased from the Douglas-Coffee County, Georgia Industrial Development Authority; and (3) the Russellville, Alabama feed mill site which is leased from the Industrial Development Board of Colbert County, Alabama. There are no material encumbrances on the Company's facilities except for a mortgage deed on the Pompano Beach distribution facility with a $1.3 million balance at July 1, 1995. See Note 3 of "Notes to Consolidated Financial Statements."

   Item 3.  Legal Proceedings.

    In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors, officers and employees of the companies (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members
   v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry;
   et  al).   The lawsuits  allege  that the  named officers,
   directors and employees violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations.
   Among the remedies requested are the transfer of the Company's operations to Gold Kist as well as unspecified actual damages. In March 1994, the Court certified the Windham litigation as a class action.
   The Company intends to defend the litigation vigorously.
   The Company is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

   Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II

   Item 5.  Market for Registrant's Common Equity and Related
   Stockholder Matters.

    The Common Stock of the Company is presently traded in the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "CHIK."
   The Common Stock was initially registered for a public offering effective September 25, 1986, and prior to that time there was no public market for the Common Stock. In the last two fiscal years, the high and low bid price per share of Common Stock, as reported by NASDAQ for the fiscal periods indicated are as follows:

   Period                           High                 Low
   Fiscal 1994

   First Quarter                      $8.18               $6.36
   Second Quarter                      8.18                6.36
   Third Quarter                       8.00                6.36
   Fourth Quarter                      7.25                5.75

   Fiscal 1995

   First Quarter                      $7.75              $ 5.63
   Second Quarter                      7.25                5.56
   Third Quarter                       7.25                5.50
   Fourth Quarter                      6.50                5.75

    As of August 25, 1995, there were 403 holders of record of the Company's Common Stock.

    The Company has paid cash dividends since January 1986.
   Prior to 1986, the Company did not declare or pay any cash dividends.

    As adjusted to reflect one for ten stock dividends in March
   1994, the Company has paid quarterly cash dividends per share, as follows:

                                      1994                  1995
   First Quarter                       $.008             $  .01
   Second Quarter                       .008                .01
   Third Quarter                        .009                .01
   Fourth Quarter                       .009                .01

   Item 6.  Selected Financial Data.

      The  selected   financial  data   presented   below  under   the
   captions "Consolidated Statements of Operations Data" for each of the years in the five-year period ended July 1, 1995, and "Consolidated Balance Sheet Data" as of June 29, 1991, June 27, 1992, June 26, 1993, June 25, 1994, and July 1, 1995 are derived from the consolidated financial statements of Golden Poultry Company, Inc. and subsidiary, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of June 25, 1994 and July 1, 1995 and for each of the years in the three-year period ended July 1, 1995, and the report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the aforementioned consolidated financial statements and related notes, and the audit report, all included elsewhere herein.

                                                                           For Fiscal Years Ended
                                                            June 29,  June 27,  June 26,  June 25,   July 1,
                                                              1991      1992      1993      1994      1995
                                                                  (In thousands, except per share data)
      Consolidated Statements of Operations Data:
         Net sales  . . . . . . . . . . . . . . . . .       $260,970  $336,806  $388,330  $447,139 $505,975
         Cost of sales  . . . . . . . . . . . . . . .        247,987   330,759   363,407   427,607  486,064
         Gross profit . . . . . . . . . . . . . . . .         12,983     6,047    24,923    19,532   19,911

         Selling, administrative and general
          expenses  . . . . . . . . . . . . . . . . .         10,805    13,120    15,272    16,122   16,687
         Operating income (loss)  . . . . . . . . . .          2,178    (7,073)    9,651      3,410    3,224
         Other (expense) income:
          Interest expense  . . . . . . . . . . . . .           (463)   (2,273)   (2,366)   (1,311)  (1,703)
          Interest income   . . . . . . . . . . . . .            494         6        74        67       12
          Miscellaneous, net  . . . . . . . . . . . .            293       767     1,044       299      381
                                                                 324    (1,500)   (1,248)     (945)  (1,310)
         Earnings (loss) before minority interest,
          income taxes, and cumulative effect
          of change in accounting principle   . . . .          2,502    (8,573)    8,403     2,465    1,914
         Minority interest in partnership loss  . . .          1,917     5,751     4,102     3,259    1,965

         Earnings (loss) before income taxes and
          cumulative effect of change in
          accounting principle  . . . . . . . . . . .          4,419    (2,822)   12,505     5,724    3,879
         Income tax expense (benefit) . . . . . . . .          1,621    (1,044)    4,642     1,676    1,132
         Earnings (loss) before cumulative
          effect of change in
          accounting principle  . . . . . . . . . . .          2,798    (1,778)    7,863     4,048    2,747
         Cumulative effect of change in
          accounting principle, net of
          income tax benefit of $748 (A)  . . . . . .           -       (1,517)      -           -          -
         Net earnings (loss)  . . . . . . . . . . . .       $  2,798  $ (3,295) $  7,863  $  4,048 $2,747

         Net earnings (loss) per share:
          Earnings (loss) before cumulative
            effect of change in accounting
                 principle  . . . . . . . . . . . . .       $    .20  $   (.12) $    .53  $    .27     $    .19
          Cumulative effect of change in
                 accounting principle   . . . . . . .       $   -     $   (.10) $   -     $   -        $   -
          Net earnings (loss). . . . . . . . . . .          $   .20   $   (.22) $    .53  $    .27     $    .19
   Cash dividends per share. . . . . . . . . . .            $  .033   $   .033  $   .034  $   .037     $    .04

   Note A: In fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                                                     As of
                                               June 29,  June 27,  June 26,  June 25,   July 1,
                                                 1991      1992      1993      1994      1995
   Consolidated Balance Sheet Data:
      Total assets . . . . . . . . . . . . .   $136,470  $143,922  $141,435  $154,500  $155,604
      Property, plant and equipment, net . .     92,970    93,856    82,407    87,591    79,573
      Working capital  . . . . . . . . . . .     14,950    22,718    31,599    24,824    32,938
      Long-term debt . . . . . . . . . . . .      9,988     8,823     7,648    13,462    12,425
      Long-term debt, payable to Gold Kist .     10,000    25,000    20,000      -         -
      Other liabilities  . . . . . . . . . .       -        2,664     2,473     3,720     4,509
      Shareholders' equity . . . . . . . . .     81,703    77,928    85,308    88,220    88,886

      Information herein has been adjusted to reflect two one for ten stock dividends paid in February 1993 and February 1994.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

        Profitability in the broiler industry is primarily related to consumer demand for chicken and market prices for feed grains, a major component of production costs. The industry, like other agricultural businesses that sell and purchase perishable commodities, is cyclical and especially sensitive to supply and demand market forces. Supply and demand, in turn, vary greatly with changing weather conditions, supply and pricing of alternative products, changes in export markets, government policy and industry production capacity.

        The Company's profitability, consistent with other broiler companies, is substantially affected by market prices for broiler products and feed grains. Broiler and feed grain prices historically have fluctuated, sometimes in opposite directions. As part of its feed ingredient purchasing strategy, the Company has attempted to limit the effects and risk of fluctuations in feed ingredient costs through commodity trading transactions in the agricultural commodity futures and options markets as market conditions dictate. (See note
   1(c)  of  Notes  to Consolidated  Financial  Statements.)    Feed grain
   costs represent approximately fifty percent of total broiler production costs. Other production costs include hatching egg production, hatching, grow-out, transportation, feed manufacturing and processing costs, which are positively influenced by efficient cost control procedures and management practices.

        In fiscal 1991, feed ingredient prices declined due to adequate grain production in 1990. Market prices in 1992 for corn and soybean meal increased as supplies came more in balance with world
   demand.    Exports to  the Commonwealth  of Independent  States
   contributed to  this  increase.   During fiscal 1993, market prices
   for corn  declined about 5% due to the record  1992 corn harvest.
   As a result of the midwestern floods in 1993, market prices for corn and soybeans for fiscal 1994 increased 21% and 9%, respectively. Due to increased production of U.S. feed grains expected in 1994,
   feed  ingredient costs declined  in  fiscal 1995.    Feed  ingredient
   prices are expected to increase in fiscal 1996 as a result of poor spring planting conditions and difficult growing conditions during the summer of 1995.

      Broiler market  prices declined in fiscal  1991 and remained at low levels throughout most of fiscal 1992 due to the economic recession affecting the United States, the decline in poultry exports
   and excess industry supply.   As the United States  economy improved
   in 1992 and early 1993, market prices for broilers for fiscal 1993 increased approximately 5% as a result of increased consumer demand
   for poultry products.   In fiscal 1994, broiler market prices increased
   approximately 6%  as a result  of the  improvement in  the domestic
   economy and  the increases in  poultry exports.   During fiscal 1995,
   broiler market prices declined approximately 5% due primarily to the large supply of competing meats, such as beef and pork, and the
   continuation of  poultry industry expansion.   According to USDA
   estimates,  the supply of broilers  is expected  to  increase at
   a 6.6%  rate in  1995 and  a 6.2%  rate in  1996 as compared   to
   the 6.5% average annual increase between 1991 and 1994. Management is unable to predict whether such conditions will continue in the future or to what extent cyclical pressures will affect the Company's operations.

   Results of Operations

                                                               Percentage Relationships to Net Sales
                                                                     For Fiscal Years Ended

                                                             June 26,          June 25,        July 1,
                                                               1993              1994           1995

   Net sales . . . . . . . . . . . . . . . . . . . .         100.00%            100.00%         100.00%
   Cost of sales . . . . . . . . . . . . . . . . . .          93.58              95.63           96.06
   Gross profit  . . . . . . . . . . . . . . . . . .           6.42               4.37            3.94
   Selling, administrative and general expenses  . .           3.93               3.61            3.30
   Operating income (loss) . . . . . . . . . . . . .           2.49                .76             .64

   Other (expense) income:
      Interest expense . . . . . . . . . . . . . . .           (.59)              (.28)           (.34)
      Miscellaneous  . . . . . . . . . . . . . . . .            .26                .07             .08
   Earnings before minority interest and income taxes          2.16                .55             .38
   Minority interest in partnership loss . . . . . .           1.06                .73             .39
   Earnings before income taxes  . . . . . . . . . .           3.22               1.28             .77

   Income tax expense  . . . . . . . . . . . . . . .           1.20                .37             .23
   Net earnings (loss)   . . . . . . . . . . . . . .           2.02%               .91%            .54%

   Fiscal 1995 compared to fiscal 1994

     The Company's accounting cycle resulted in 53 weeks of operations in fiscal 1995 and 52 weeks in fiscal 1994.

     Net  sales.   Net sales  of $506.0 million  increased approximately
   13% from $447.1  million in  fiscal  1994.   The  increase  in
   consolidated net sales resulted from a 16% increase in pounds of broiler products sold, which was partially offset by a 3% decrease in average selling prices. The increase in pounds processed and marketed was primarily the result of an expansion program completed
   in  the prior fiscal  year.   Broiler market prices  declined during
   fiscal 1995 as a result of increased supplies of competing meats and increased U.S. broiler production.

     Consolidated net sales include the net sales of Carolina Golden Products, a consolidated partnership, which had net sales of $136.9 million and $109.9 million, respectively, for fiscal 1995 and 1994. Net sales of Carolina Golden Products include $102.1 million in net sales of further-processed and fresh poultry products to Gold Kist. The Company's perishable food distribution facility in South Florida had net sales of $31.7 million and $25.2 million, respectively, for fiscal 1995 and 1994.

     Cost  of Sales.  Fiscal 1995 cost  of sales increased to 96.06%  of
   net sales from  95.63% of  net sales in  fiscal 1994.   The  increase
   in the percentage relationship was primarily the result of the decline in average selling prices, which was partially offset by lower feed ingredient costs and lower processing costs on a per pound basis. Feed ingredient costs for fiscal 1995 declined about 8% as compared to fiscal 1994. Fiscal 1995 cost of sales included $30.6 million associated with the perishable food distribution facility in South Florida as compared to $24.2 million for 1994.

     Selling,  administrative and general  expenses.   Selling,
   administrative and general expenses for fiscal 1995 were $16.7 million or 3.30% of net sales as compared to $16.1 million or 3.61% of net sales in fiscal 1994. The decline in the percentage relationship reflected the impact of the increase in sales volume.

     Interest  and other  income.   Fiscal 1995  interest expense  of $1.7
   million increased $392,000 as compared to fiscal 1994 due to higher interest rates and lower capitalized construction period interest
   credits.   The Company recorded capitalized construction period interest credits of $93,000 during fiscal 1995 as compared to $226,000 for fiscal
   1994.

     Minority  interest in  partnership loss.   Minority  interest in
   partnership loss of approximately $2.0 million and $3.3 million for fiscal 1995 and 1994, respectively, represents Gold Kist's 49% pro
   rata share  of Carolina  Golden Products'  loss.    (See   note  1(a)
   of  Notes  to   Consolidated  Financial Statements.)  The decline in
   partnership loss resulted from improved operating performance in further-processing operations, which was partially offset by the weak broiler market prices in fresh poultry operations.

     Earnings before income taxes. Fiscal 1995 earnings before income taxes of $3.9 million compares to $5.7 million for fiscal 1994. The decline in earnings before income taxes reflects the decrease in average selling prices, which was partially offset by lower feed ingredient prices.

   Fiscal 1994 compared to fiscal 1993

     Net sales.   Net  sales of  $447.1 million  for fiscal  1994
   increased $58.8 million or approximately 15% from $388.3 million in fiscal 1993. The increase in consolidated net sales resulted from a 12% increase in  pounds of broiler products sold  and a 3% increase
   in average   selling prices.  The increase in pounds processed  and
   marketed was the result of an expansion program at the Douglas, Georgia facility that increased processing capacity at that facility by 50% to 1.3 million broilers per week. Market prices for broilers increased as a result of increased exports and the general economic
   recovery in  the United States.   Consolidated  net sales  include the
   net sales of Carolina Golden Products, a consolidated partnership, which had net sales of $109.9 million and $92.4 million, respectively, for fiscal 1994 and 1993. Net sales of Carolina Golden Products include $81.6 million in net sales of further-processed
   and fresh  poultry products to Gold Kist.   The Company's perishable
   food distribution facility in South Florida had net sales of $25.2 million and $23.0 million, respectively, for fiscal 1994 and 1993.

     Cost of sales.   Fiscal 1994 cost of  sales increased to  95.63%
   of net sales from 93.58%  of net  sales in  fiscal 1993.   The
   increase in  the percentage relationship was  partially the result
   of a 10%  increase in feed  ingredient costs.   Higher market
   prices for corn and soybeans increased cost of sales approximately $17.0 million in fiscal 1994. In addition, the increase in the percentage relationship was the result of start-up costs associated with the new processing line at the Douglas, Georgia facility. Fiscal 1994 cost of sales included $24.2 million associated with the perishable food distribution facility in South Florida as compared to $22.0 million for 1993.

     Selling,  administrative and general  expenses.   Selling,
   administrative and general expenses for fiscal 1994, were $16.1 million or 3.61% of net sales as compared to $15.3 million or
   3.93% of net sales in fiscal 1993.   The decline in the percentage
   relationship reflected the impact of the increase in sales volumes and the decrease in incentive compensation expense related to the decline in earnings before income taxes.

     Interest  and other  income.    Interest  expense for  fiscal  1994
   was $1.3 million as compared to $2.4 million in fiscal 1993. The decline was primarily the result of an $11.8 million reduction in long-term debt payable to Gold Kist, associated with the recapitalization of Carolina Golden Products, which was partially offset by borrowings under a revolving credit agreement. In addition, the Company recorded capitalized construction period interest credits of $226,000 during fiscal 1994 as compared to $9,000 for fiscal 1993.

     Minority interest  in partnership  loss.   Minority  interest in
   partnership loss of $3.3 million and $4.1 million for fiscal 1994 and 1993, respectively, represents Gold Kist's 49% pro rata share of Carolina Golden Products' loss. (See note 1(a) of Notes to Consolidated Financial Statements.)

     Earnings (loss)  before  income taxes  and  cumulative  effect of
   change  in accounting  principle.    Fiscal  1994's  earnings  before
   income taxes and cumulative effect of change in accounting principle of $5.7 million compares to earnings before income taxes and cumulative effect of change in accounting principle of $12.5 million for fiscal 1993. The decline in earnings reflects the increase in production costs related to higher feed ingredient costs and increased operating costs associated with the new processing line at the Douglas, Georgia facility.

   Liquidity and Capital Resources

     The Company's liquidity is dependent upon cash flows from operations and the ability to obtain additional financing from external sources and Gold Kist. In July 1995, the Company extended its $20.0 million revolving credit and term loan facility with a commercial bank. The revolver extends until 1997, when the outstanding borrowings may be
   converted to a term loan payable  over five years.   At July  1,  1995,
   the Company had borrowings under the agreement totaling $7.0 million. In addition, the Company has a $15.0 million short-term credit facility with Gold Kist of which $9.2 million was outstanding
   at July 1,  1995.    At July  1,  1995, the  Company  had unused
   available loan commitments to borrow an additional $18.8 million under these facilities.

     At July 1, 1995, working capital was $32.9 million, the current ratio was 1.83 to 1 and shareholders' equity was $88.9 million. This compared to working capital of $24.8 million, a current ratio of 1.62 to 1 and shareholders' equity of $88.2 million at June 25, 1994. The Company's ratio of long-term debt to total capitalization decreased to 12.3% at July 1, 1995 as compared to
   13.2% at  June 25,  1994.   The improvement in  the liquidity measures,
   working capital and current ratio, was due to net cash provided by operating activities and a reduction in expenditures for property, plant and equipment.

     Covenants under the terms of industrial development bonds and the revolving credit and term loan agreement (see note 3 of Notes to Consolidated Financial Statements) require the Company to maintain certain financial ratios and minimum levels of working capital
   and  tangible  net  worth.    Additional provisions impose
   restrictions on future  borrowings and investments.   Under the
   industrial development bond covenants, the Company must maintain net earnings, plus depreciation expense, equal to or greater than 170% of the total of the current portion of long-term debt. The revolving credit and term loan agreement covenants require the Company to maintain a 1.5 to 1 ratio of earnings before interest and taxes to interest expense on a rolling eight quarter basis.

     Effective July 23, 1993, the Company and Gold Kist contributed $24.0 million of partnership equity to Carolina Golden Products Company in the same proportion as their respective ownership
   percentages.   The Company's equity contribution of $12.2  million
   represented conversion  of existing  short-term financing  provided
   to Carolina Golden  Products Company.   Gold Kist's equity
   contribution  of $11.8 million to the  partnership was used to repay
   long-term debt  owed  to  Gold  Kist.   In  January  1995,  the
   Company and Gold Kist contributed $6.0 million of partnership equity in the same proportion as their respective ownership percentages.

     During fiscal 1993, 1994 and 1995, the Company's cash used in investment activities principally involved capital expenditures to construct, expand and improve broiler production, processing and
   distribution  facilities.   The sources  of cash  for  these
   expenditures were cash flows generated from operating activities, long-term borrowings and additional partnership equity. During fiscal 1995, net cash provided by operations was used to fund property, plant and equipment expenditures.

     Fiscal  1993  capital  expenditures  of  $4.4  million   were
   primarily  for improvements to an existing  hatchery and processing
   facilities.   Fiscal 1994 capital  expenditures of  $21.7  million
   included  a  major expansion  of  the processing  plant  at the
   Douglas, Georgia  Complex  and an  additional fresh processing line
   at the South  Carolina facility.   The completion of  the two
   projects increased the Company's processing capacity to 4.3 million broilers per week. During fiscal 1995, the Company processed an average
   of 3.9 million broilers per  week.   Fiscal 1995  expenditures of  $9.0
   million included the additional further-processing capabilities at the Sumter complex and general improvements to existing production
   facilities.    The Company  anticipates fiscal  1996  capital
   expenditures  of  approximately   $14.0  million   for replacements and
   upgrading to existing operations and additional further-processing capabilities.

     Approximately 20% of the Company's net sales in fiscal 1995 were to one customer, a major retail grocery chain. Management is unable to predict with any degree of certainty what effect the loss of this major customer would have on future results of operations and liquidity. However, the loss of the customer would, in the opinion of management, adversely affect results of operations if sales from the customer were not replaced by comparable sales to other customers.

     Management believes existing cash, amounts available under existing credit arrangements, and expected cash to be provided from operations will be sufficient to maintain cash flows adequate for the Company's growth and operational objectives during fiscal 1996.

   Effects of Inflation

     The major factors affecting the Company's net sales and cost of sales are changes in market prices for broilers and feed ingredients such
   as grains and soybeans.    The  prices  of  these commodities  are  based
   on world market conditions and are highly sensitive to supply and demand forces, as well as political and economic events. The fluctuations in price of these commodities do not necessarily
   correlate  with the  general  inflation rate.   Inflation during the
   previous three years has not materially affected materials, energy or labor costs.

   Item 8.  Financial Statements and Supplementary Data.


                                        INDEX



   FINANCIAL STATEMENTS:

   Independent Auditors' Report  . . . . . . . . . . . . . . .
   Consolidated Balance Sheets as of June 25, 1994
    and July 1, 1995 . . . . . . . . . . . . . . . . . . . . .

   Consolidated Statements of Operations for the years
    ended June 26, 1993, June 25, 1994 and July 1, 1995  . . .
   Consolidated Statements of Shareholders' Equity for
    the years ended June 26, 1993, June 25, 1994 and
    July 1, 1995   . . . . . . . . . . . . . . . . . . . . . .

   Consolidated Statements of Cash Flows for the years
    ended June 26, 1993, June 25, 1994 and July 1, 1995  . . .
   Notes to Consolidated Financial Statements  . . . . . . . .

                           INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Shareholders
   Golden Poultry Company, Inc.:

       We have audited the consolidated financial statements of Golden Poultry Company, Inc. and subsidiary as listed in the accompanying
   index.   These consolidated  financial statements  are  the
   responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We  conducted our  audits in accordance  with generally  accepted
   auditing standards.   Those standards  require that  we plan and
   perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Poultry Company, Inc. and subsidiary as of June 25, 1994 and July 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July
   1,  1995,  in  conformity with  generally accepted accounting principles.



                                          KPMG Peat Marwick LLP


   Atlanta, Georgia
   August 4, 1995

                                        GOLDEN POULTRY COMPANY, INC.

                                         CONSOLIDATED BALANCE SHEETS

                                           (Amounts in thousands)


                                                                    June 25, 1994            July 1, 1995
                                                   ASSETS
   Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . .               $  3,912                   2,720
    Trade accounts receivable less allowance for doubtful
     accounts of $291 in 1994 and $264 in 1995   . . . .                 17,913                  21,632
    Inventories (note 1(c))  . . . . . . . . . . . . . .                 41,691                  46,781

    Other.   . . . . . . . . . . . . . . . . . . . . . .                  1,426                   1,635
     Total current assets  . . . . . . . . . . . . . . .                 64,942                  72,768
   Property, plant and equipment, net (notes 1(d) and 3)                 87,591                  79,573
   Other assets  . . . . . . . . . . . . . . . . . . . .                  1,967                   3,263
                                                                       $154,500                 155,604

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current portion of long-term debt,
     payable to Gold Kist (notes 3 and 7)  . . . . . . .               $  8,240                    -
    Current portion of long-term debt (note 3)   . . . .                  1,186                   1,036
    Short-term borrowings, payable to Gold Kist
     (notes 3 and 7)   . . . . . . . . . . . . . . . . .                  2,573                   9,221
    Accounts payable   . . . . . . . . . . . . . . . . .                 18,008                  19,325
    Due to Gold Kist (note 7)  . . . . . . . . . . . . .                  5,874                   5,075
    Income taxes payable   . . . . . . . . . . . . . . .                    242                     485
    Accrued compensation and related expenses  . . . . .                  3,995                   4,688
     Total current liabilities   . . . . . . . . . . . .                 40,118                  39,830

   Long-term debt, excluding current portion (note 3)  .                 13,462                  12,425
   Other liabilities (note 6)  . . . . . . . . . . . . .                  3,720                   4,509
     Total liabilities   . . . . . . . . . . . . . . . .                 57,300                  56,764
   Minority interest in consolidated partnership . . . .                  8,980                   9,954
   Shareholders' equity (note 4):
    Preferred stock, $1.00 par value.  Authorized 1,000
     shares; no shares issued  . . . . . . . . . . . . .                   -                       -
    Common stock, no stated par value.  Authorized 20,000
     shares; issued 14,862 shares at June 25, 1994
     and 14,866 shares at July 1, 1995   . . . . . . . .                 65,335                  65,363
    Retained earnings  . . . . . . . . . . . . . . . . .                 23,493                  25,653
                                                                         88,828                  91,016
   Less treasury stock, at cost, 101 shares at
    June 25, 1994 and 348 shares at July 1, 1995   . . .                    608                   2,130
     Total shareholders' equity  . . . . . . . . . . . .                 88,220                  88,886
   Contingencies (notes 7 and 9)
                                                                       $154,500                 155,604

        See accompanying notes to consolidated financial statements.


                                        GOLDEN POULTRY COMPANY, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Amounts in thousands, except per share data)

                                                                              Years Ended
                                                               June 26, 1993  June 25, 1994  July 1, 1995
   Net sales (includes $77,482, $95,787 and
      $124,275 to Gold Kist)-(notes 7 and 8) . . . . . . .        $388,330        447,139       505,975
   Cost of sales (includes purchases of $27,380,
      $37,576 and $44,522 from Gold Kist)-
      (note 7) . . . . . . . . . . . . . . . . . . . . . .         363,407        427,607       486,064
         Gross profit  . . . . . . . . . . . . . . . . . .          24,923         19,532        19,911
   Selling, administrative and general expenses (includes
      administrative expenses of $5,423, $6,041 and
      $6,042 paid to Gold Kist)-(notes 5, 6 and 7) . . . .          15,272         16,122        16,687

         Operating income  . . . . . . . . . . . . . . . .           9,651          3,410         3,224
   Other (expense) income:
      Interest expense (includes interest expense of
        $1,917, $988 and $1,073 paid to Gold Kist)-
        (notes 1(d), 3 and 7)  . . . . . . . . . . . . . .          (2,366)        (1,311)       (1,703)
      Interest income  . . . . . . . . . . . . . . . . . .              74             67            12
      Miscellaneous, net   . . . . . . . . . . . . . . . .           1,044            299           381
                                                                    (1,248)          (945)       (1,310)
         Earnings before minority interest and
              income taxes . . . . . . . . . . . . . . . .           8,403          2,465         1,914

   Minority interest in partnership loss . . . . . . . . .           4,102          3,259         1,965
         Earnings before income taxes  . . . . . . . . . .          12,505          5,724         3,879
   Income tax expense-(note 2) . . . . . . . . . . . . . .           4,642          1,676         1,132
         Net earnings  . . . . . . . . . . . . . . . . . .        $  7,863          4,048         2,747

   Net earnings per share (notes 1(f) and 4) . . . . . . .        $    .53            .27           .19


          See accompanying notes to consolidated financial statements.



                                        GOLDEN POULTRY COMPANY, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              For the Years Ended June 26, 1993, June 25, 1994
                                              and July 1, 1995
                                           (Amounts in thousands)



                                                                                            Total
                                             Common stock        Retained    Treasury  shareholders'
                                           Shares     Amount     earnings      stock        equity
   Balance at June 27, 1992  . . . .       14,856    $65,287      12,641         -           77,928
   Net earnings  . . . . . . . . . .          -          -         7,863         -            7,863
   Shares awarded  . . . . . . . . .            3         21         -           -               21
   Cash dividends at $.034 per share          -          -          (504)        -             (504)
   Balance at June 26, 1993  . . . .       14,859     65,308      20,000         -           85,308
   Net earnings  . . . . . . . . . .          -          -         4,048         -            4,048
   Purchase of treasury stock  . . .          -          -           -          (608)          (608)
   Shares awarded  . . . . . . . . .            3         27         -           -               27
   Cash dividends at $.037 per share          -          -          (555)           -          (555)

   Balance at June 25, 1994  . . . .       14,862     65,335      23,493        (608)        88,220
   Net earnings  . . . . . . . . . .          -          -         2,747         -            2,747
   Purchase of treasury stock  . . .          -          -           -        (1,522)        (1,522)
   Shares awarded  . . . . . . . . .            4         28         -           -               28
   Cash dividends at $.04 per share           -          -          (587)         -            (587)
   Balance at July 1, 1995 . . . . .       14,866  $  65,363      25,653      (2,130)        88,886

       See accompanying notes to consolidated financial statements.


                                        GOLDEN POULTRY COMPANY, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Amounts in thousands)
                                                                           Years Ended
                                                        June 26, 1993     June 25, 1994    July 1, 1995
   Cash flows from operating activities:
    Net earnings   . . . . . . . . . . . . . . . . .       $ 7,863             4,048           2,747
    Non-cash items included in net earnings:   . . .
     Depreciation  . . . . . . . . . . . . . . . . .        15,657            16,411          16,905
     Minority interest in partnership loss   . . . .        (4,102)           (3,259)         (1,965)
     Deferred income taxes   . . . . . . . . . . . .           218            (1,462)         (1,437)
     Other   . . . . . . . . . . . . . . . . . . . .           236               767             738
    Changes in operating assets and liabilities:
       Trade accounts receivable . . . . . . . . . .        (1,638)           (2,589)         (3,719)
       Inventories . . . . . . . . . . . . . . . . .        (2,981)           (7,536)         (5,090)
       Accounts payable and accrued compensation and
        related expenses . . . . . . . . . . . . . .         2,243             4,401           2,010
       Due to Gold Kist  . . . . . . . . . . . . . .         1,460             1,727            (799)
       Income taxes  . . . . . . . . . . . . . . . .           547              (232)            243
       Other . . . . . . . . . . . . . . . . . . . .           234               110             (13)
        Net cash provided by operating activities  .        19,737            12,386           9,620

   Cash flows from investing activities:
    Acquisitions of property, plant and equipment  .        (4,369)          (21,661)         (9,011)
    Other  . . . . . . . . . . . . . . . . . . . . .            37               117             118
        Net cash used in investing activities  . . .        (4,332)          (21,544)         (8,893)
   Cash flows from financing activities:
    Capital contributed to partnership by Gold Kist            -              11,760           2,940
    Repayments of long-term debt, payable to Gold Kist      (5,000)          (11,760)         (8,240)
    Short-term borrowings, net, payable to Gold Kist         1,591               879           6,648
    Proceeds from long-term debt   . . . . . . . . .           -               7,000            -
    Short-term borrowings (repayments), net  . . . .        (5,175)              -              -
    Principal payments of long-term debt   . . . . .        (1,166)           (1,175)         (1,186)
    Dividends paid   . . . . . . . . . . . . . . . .          (504)             (555)           (587)
    Purchase of treasury shares  . . . . . . . . . .            -               (608)         (1,522)
    Other  . . . . . . . . . . . . . . . . . . . . .            21                27              28

        Net cash provided by (used in) financing
         activities  . . . . . . . . . . . . . . . .       (10,233)            5,568          (1,919)
   Net change in cash and cash equivalents . . . . .         5,172            (3,590)         (1,192)

   Cash and cash equivalents at beginning of year  .         2,330             7,502           3,912
   Cash and cash equivalents at end of year  . . . .     $   7,502             3,912           2,720
           . . . . . . . . . . . . . . . . . . . . .

   Supplemental disclosure of cash flow information:
    Cash paid during the years for:
     Interest (net of amounts capitalized)   . . . .     $   2,724             1,491           1,657
     Income taxes  . . . . . . . . . . . . . . . . .     $   3,763             3,371           2,326

       See accompanying notes to consolidated financial statements.

                            GOLDEN POULTRY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    June 26, 1993, June 25, 1994 and July 1, 1995



   (1)   Summary of Significant Accounting Policies

      Golden Poultry Company, Inc. is a fully integrated broiler producer which is majority owned by Gold Kist Inc. (Gold Kist).
   The Company includes Golden Poultry Company, Inc., a consolidated partnership and a subsidiary. The accounting reporting policies of the  Company conform  to generally  accepted accounting principles
   and to general practice  in the poultry industry.   The following is
   a summary of the significant accounting policies.

      (a)   Basis of Presentation

            The   accompanying  consolidated  financial  statements  reflect the accounts of Golden Poultry  Company, Inc. and its subsidiary,
         GP Finance Corporation,   and   Carolina  Golden   Products
         Company,   a  general partnership  in which the Company  holds a
         51% interest. The remaining 49% ownership interest in Carolina Golden Products is held by Gold Kist. All significant intercompany balances and transactions have been eliminated
         in consolidation.    The  Company recognizes  revenues  from
         sales when products are shipped to the customers.

            Effective July 23, 1993, the Company and Gold Kist contributed $24.0 million of partnership equity to Carolina Golden Products Company in the same proportion as their respective ownership
         percentages.   The Company's equity contribution  of $12.2  million
         represented  conversion of  existing short-term financing  provided
         to  Carolina Golden Products Company.   Gold  Kist's equity
         contribution of $11.8 million to the partnership was used to repay long-term debt owed to Gold Kist.

            Effective January 1, 1995, the Company and Gold Kist contributed $6.0 million of partnership equity to Carolina Golden Products in the same proportion as their respective ownership percentages.

      (b)   Cash and Cash Equivalents

            The Company's policy is to invest cash in excess of operating requirements in highly liquid interest bearing debt instruments which include commercial paper and reverse
         repurchase agreements.    These investments are stated at cost
         which approximates market.

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

      (c)   Inventories

            Live poultry consists of broilers and breeders. Broilers are stated at the lower of average cost or market and breeders are stated at average cost less accumulated amortization. Inventories of feed, eggs and supplies are stated at the lower of cost (first-in, first-out or average) or market. Marketable products are stated at net realizable value. The Company hedges varying amounts of its poultry feed ingredient
         purchases  to   minimize   the   risk  of   adverse   price
         fluctuations.  Futures contracts  are accounted for as hedges
         and option contracts are accounted for at market.   Gains or
         losses on futures and options transactions are included as product cost.

                            GOLDEN POULTRY COMPANY, INC.

            Inventories consist of the following:

                                                   1994        1995
                                                    (In thousands)
               Live poultry  . . . . . . . . .   $26,593      26,234
               Feed, eggs and supplies . . . .     9,015      11,512
               Marketable products . . . . . .     6,083       9,035
                                                 $41,691      46,781

      (d)   Property, Plant and Equipment

            Property, plant  and equipment is  stated at cost.
         Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

            Property, plant and equipment consists of the following:

                                                    1994     1995
                                                   (In thousands)

               Land  . . . . . . . . . . . . .  $  4,457       4,543
               Land improvements . . . . . . .     6,831       6,956
               Buildings . . . . . . . . . . .    50,743      52,201
               Machinery and equipment . . . .    96,422     100,249
               Construction in progress  . . .       693       3,032
                                                 159,146     166,981
               Less accumulated depreciation .    71,555      87,408
                                                $ 87,591      79,573

            The Company capitalized interest costs of $9,000, $226,000 and $93,000 as a component of the cost of major asset construction for the years 1993, 1994 and 1995, respectively.

      (e)   Income Taxes

            Effective June 27, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
         No.   109  (SFAS  109), "Accounting  for Income  Taxes" and
         reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations, as a component of income tax
         expense since  the amount  was not significant.   SFAS  109
         requires  an asset  and  liability  approach in  accounting for  income  taxes  and, therefore,  required  a change  from
         the  deferred method  the  Company previously  used.   Under
         the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax
         credit carryforwards.   Deferred tax assets and liabilities
         are  measured using enacted tax rates expected to apply  to
         taxable  income   in  the  years  in  which  those  temporary
         differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

                            GOLDEN POULTRY COMPANY, INC.

            Pursuant to the deferred method under Accounting Principles Board Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes that were reported in different years for financial reporting purposes and income tax purposes were recognized for income and expense items using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

      (f)   Earnings Per Share

            Net earnings per share are based on the weighted average number of shares outstanding for each year, which was 14,858,000 for 1993 and 1994 and 14,690,000 for 1995. The dilutive effect of stock options is not significant.

      (g)   Fiscal Year

            The Company  employs a  52/53  week fiscal  year.   The
         consolidated financial statements for 1993 and 1994 reflect 52 week years and 1995 reflects a 53 week year. Fiscal 1996 will be a 52 week year.

      (h)   Fair Value of Financial Instruments

            The Company's financial instruments include primarily cash and cash equivalents, trade receivables and payables and debt. Because of the short maturity of cash equivalents, trade receivables and payables and certain short-term debt which matures in less than one year, the carrying value
         approximates  fair  value.    The  Company's  financial
         instruments are considered to have an estimated fair value which approximates carrying value at July 1, 1995.

   (2)   Income Taxes

      As discussed  in Note 1(e),  the Company  adopted SFAS 109  as of
   June  27, 1993.   The cumulative effect of  this change in accounting
   for income taxes, which resulted in a tax benefit of $166,000, was determined as of June 27, 1993 and has been reflected in the 1994 consolidated statement of operations, as a component of income tax expense since the amount was not significant. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

      The provision for income tax expense from operations consists of the following:

                                                            1993         1994         1995
                                                                    (In thousands)
      Current:
         Federal   . . . . . . . . . . . . . .            $ 3,692        2,810         2,272
         State   . . . . . . . . . . . . . . .                732          329           297
                                                            4,424        3,139         2,569
      Deferred:
         Federal   . . . . . . . . . . . . . .                218       (1,184)       (1,301)
         State   . . . . . . . . . . . . . . .               -            (113)         (136)
                                                              218       (1,297)       (1,437)
               Total                                      $ 4,642        1,842         1,132

                         GOLDEN POULTRY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      The  Company's  combined   federal  and  state  effective  tax
   rates from operations for 1993, 1994 and 1995 were 37.1%, 32.2% and 29.2%, respectively. A reconciliation of income tax expense from operations for the applicable year follows:

                                                                   1993           1994          1995
                                                                              (In thousands)
      Income tax expense at statutory rate . . . . . . . .        $ 4,252         1,946        1,319
      State income tax expense, net of Federal income tax             521           217          196
      Targeted jobs credits  . . . . . . . . . . . . . . .           (111)         (299)        (315)
      Other  . . . . . . . . . . . . . . . . . . . . . . .            (20)          (22)         (68)
                                                                  $ 4,642         1,842        1,132

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 1, 1995 are as follows:

                                                                                1994          1995
                                                                                    (In thousands)
      Deferred tax assets:
         Accrued employee compensation expense   . . . . . . . . . . . .       $2,601         2,784
         Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .          503         1,525
         State tax operating loss carryforwards  . . . . . . . . . . . .          547           535
         Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          134           366
            Gross deferred tax assets  . . . . . . . . . . . . . . . . .        3,785         5,210
         Valuation allowance   . . . . . . . . . . . . . . . . . . . . .         (547)         (535)
            Net deferred tax assets  . . . . . . . . . . . . . . . . . .       $3,238         4,675

      The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

      For years ending before June 30, 1993, deferred income taxes resulted from differences in the timing of reporting income and expenses for financial statement and income tax reporting purposes. The sources of these differences and the tax effect of each for 1993 are as follows:

                                                                  1993
                                                             (In thousands)
      Alternative minimum tax  . . . . . . . . . . . . . .       $ 1,195
      State deferred tax benefit . . . . . . . . . . . . .          -
      Depreciation expense . . . . . . . . . . . . . . . .          (574)
      Employee compensation expense  . . . . . . . . . . .          (244)
      Other, net . . . . . . . . . . . . . . . . . . . . .          (159)
                                                                 $   218

                         GOLDEN POULTRY COMPANY, INC.

   (3)   Short-Term Borrowings and Long-Term Debt

      Long-term debt consists of the following:

                                                                                     1994        1995
                                                                                        (In thousands)
      Revolving credit agreement with a commercial bank (weighted average
         rate of 5.0% at June 25, 1994 and 6.7% at July 1, 1995)   . . . . .         $ 7,000       7,000
      Colbert County, Alabama tax-exempt industrial development bonds with floating interest rates dated February 1, 1990 payable in
         annual installments of $450 with final installment of $2,050
         due on February 1, 2002; secured by Colbert County feed mill  . . .           5,200       4,750

      Douglas-Coffee County, Georgia tax-exempt industrial development bonds with floating interest rates dated December 31, 1985 payable in quarterly installments of $153 with final installment of $145
         due on January 1, 1996; secured by Coffee County feed mill  . . . .           1,063         451
      Promissory term note, to an individual, dated May 4, 1987, interest at 9% payable in monthly installments of $20 for fifteen years with final payment due on June 1, 2002; secured by distribution
         facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,385       1,260
               Total long-term debt  . . . . . . . . . . . . . . . . . . . .          14,648      13,461

      Less current portion . . . . . . . . . . . . . . . . . . . . . . . .             1,186       1,036
               Long-term debt, excluding current portion . . . . . . . . . .         $13,462      12,425

      Promissory term note, to Gold Kist, dated December 6, 1991, interest at 6.92% payable semi-annual on June 6 and December 6,
         principal due on December 6, 1994   . . . . . . . . . . . . . . . .         $ 5,000        -

      Promissory term note, to Gold Kist, dated December 27, 1991, interest
         at 6.50% payable monthly, principal due on December 27, 1994  . . .           3,240        -


               Total long-term debt, payable to Gold Kist  . . . . . . . . .           8,240        -
      Less current portion . . . . . . . . . . . . . . . . . . . . . . . .             8,240        -
               Long-term debt, payable to Gold Kist  . . . . . . . . . . . .       $     -          -

      The effective interest rates for 1994 and 1995 were 2.6% and 3.7%, respectively, on the Colbert County, Alabama industrial development bonds.

      A concurrent exchange agreement of the Company's interest obligation on the Douglas-Coffee County, Georgia industrial development bonds for another party's obligations, with respect to interest payments on an equivalent amount of fixed-rate indebtedness, reduces the Company's exposure to fluctuations in the floating rate. The effective interest rates for 1994 and 1995 were 7.0% and 7.4%, respectively.

      During July 1995, the Company extended its $20 million revolving credit and term loan facility with a commercial bank. The revolver extends to 1997, when the outstanding borrowings may be converted to a term loan payable in quarterly installments over five years. An annual commitment fee of .375% is payable quarterly on the unused portion of the revolver. The revolving credit facility bears interest at prime or below. The unused available credit under this facility was $13.0 million at July 1, 1995. In addition, the Company has a
   $15 million  revolving credit facility with Gold Kist  of which $5.8
   million was unused  at July 1,  1995.   The revolving credit facility
   with  Gold Kist bears interest at prime.

                         GOLDEN POULTRY COMPANY, INC.

      Under provisions of the industrial development bonds and the revolving credit and term loan facility, the Company is required to maintain certain financial ratios and a minimum level of working capital. The Company is also required to maintain specified
   amounts  of  tangible  net  worth.    Other provisions impose
   restrictions on future borrowings.

      Annual required principal repayments of existing long-term debt (assumes revolving credit agreement will be converted to a term loan) for the five fiscal years subsequent to July 1, 1995 are as follows (in thousands):

                        Years ending:
                        June 29, 1996  . . . . . . . .   $1,036
                        June 28, 1997  . . . . . . . .      598
                        June 27, 1998  . . . . . . . .    2,012
                        June 26, 1999  . . . . . . . .    2,027
                        July 1, 2000 . . . . . . . . .    2,044

   (4)  Shareholders' Equity

      On January 27, 1994, the Board of Directors approved a 10% stock dividend, which was issued on February 24, 1994 to shareholders of record on February 10, 1994. A 10% stock dividend was also issued in 1993. All share and per share data and shareholders' equity account balances in the accompanying consolidated financial statements have been retroactively adjusted to reflect the additional shares outstanding resulting from the stock dividends.

   (5)  Employee Benefits

      The Company participates in two noncontributory multiemployer defined benefit pension plans of Gold Kist which cover substantially
   all  employees meeting  the service  requirements.   The  Company also
   participates  in  the voluntary Profit  Sharing and  Investment Plan
   of Gold Kist.   Total  pension expense  charged to the Company's
   operations was $434,000  for 1993, $606,000 for 1994 and $713,000 for
   1995.

      The  Company  has a  long-term  incentive plan  which  allows the
   Board of Directors  to  grant  incentive  stock  options  and  award
   common  stock  to employees, officers  and certain  directors.   Under
   the terms of the plan, 756,250 shares of the Company's common stock may be issued for options granted and stock awards. At June 25, 1994 and July 1, 1995, incentive stock options outstanding were 245,500 shares and 265,002 shares, respectively, with exercise prices per share  ranging from  $4.86 to  $8.22.  At  July 1,  1995,
   incentive  stock options exercisable were  171,450 shares.   These
   options are exercisable  up to ten years  after the date  of grant.
   At  July 1, 1995, 757 common shares had been exercised under this plan.

                         GOLDEN POULTRY COMPANY, INC.

   (6)  Postretirement Benefits Other Than Pensions

      The Company provides health care and death benefits to substantially all retired employees, covered dependents and their
   beneficiaries.   Generally, employees who  have attained  age  55
   and who have 10 years of service are eligible for these benefits. In addition, employees with less than 10 years of service who were retired before July 1, 1992 are eligible for these benefits.
   The  health care  and  death benefit  plans  are contributory  and
   coverages  increase  with   increased  years   of  service.  The
   cost   of postretirement  benefits other than pensions has been
   recognized on an accrual basis  as  employees  perform  services
   to  earn  the  benefits.   For  1993, postretirement health  and
   death benefit  costs were $489,000,  which included service  costs
   of  $292,000  and  interest  cost  of  $197,000.    For  1994,
   postretirement health  and death benefit  costs were $709,000, which included service  costs  of  $470,000  and  interest  cost
   of  $239,000.    For  1995, postretirement health and death benefit
   costs were $813,000, which included service costs of $514,000 and interest cost of $299,000.

      The Company's postretirement benefit plans are not funded. The status of the plans at June 25, 1994 and July 1, 1995 was as follows:

                                                                           June 25, 1994   July 1, 1995
      Actuarial present value of accumulated postretirement                         (In thousands)
        benefit obligation:
         Retirees  . . . . . . . . . . . . . . . . . . . . . . . . .           $  602            890
         Fully eligible active plan participants   . . . . . . . . .              566            646
         Other active plan participants  . . . . . . . . . . . . . .            2,270          2,825
                                                                               $3,438          4,361

      The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 25, 1994 was 11%, declining ratably to 5.5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at July 1, 1995 was 9%, declining ratably to 5% by the year 2003 and remaining at that level thereafter. The discount rates used to determine the accumulated postretirement benefit obligation were 8.25% and 8.00% at June 25, 1994 and July 1, 1995, respectively.
   A one-percent increase in the health care cost  trend  rate  for
   each  year  would   increase  the  accumulated postretirement
   benefit obligation at July 1, 1995 by approximately 18% and net postretirement health care cost by 14%.

                         GOLDEN POULTRY COMPANY, INC.

   (7)  Related Party Transactions

      A summary of the transactions with Gold Kist follows:

                                                                               Years Ended
                                                                  June 26,       June 25,       July 1,
                                                                    1993           1994          1995
                                                                             (In thousands)
      Due to Gold Kist and long-term debt and short-term
        borrowings, payable to Gold Kist, beginning
         balance   . . . . . . . . . . . . . . . . . . .          $ 27,790         25,841       16,687
        Transactions included in the consolidated
         statements of operations:
         Sales   . . . . . . . . . . . . . . . . . . . .           (77,482)       (95,787)    (124,275)
         Purchases at market prices  . . . . . . . . . .            22,797         32,318       38,898
         Purchases at cost   . . . . . . . . . . . . . .             4,583          5,258        5,624
         Administrative expenses   . . . . . . . . . . .             5,423          6,041        6,042
         Interest expense  . . . . . . . . . . . . . . .             1,917            988        1,073
         Miscellaneous expense, net  . . . . . . . . . .                46             35           42
        Capital contributed to partnership . . . . . . .              -           (11,760)      (2,940)
        Dividends to Gold Kist . . . . . . . . . . . . .               359            394          424
        Net cash transferred from Gold Kist  . . . . . .            40,408         53,359       72,721
      Due to Gold Kist and current portion of long-term
        debt and short-term borrowings, payable to Gold
        Kist, ending balance . . . . . . . . . . . . . .          $ 25,841         16,687       14,296

      Sales and purchases of dressed and further processed poultry products with Gold Kist approximate current market prices. Purchases of feed ingredients, finished feed and live broilers from Gold Kist are at cost. Administrative expenses represent management services, including incentive compensation, paid to Gold Kist by the Company.

      Gold Kist provides, for the Company, certain administrative, staff, and operating functions pursuant to a management services agreement which is renewable annually. The Company pays to Gold Kist an amount representing Gold Kist's cost in providing these functions, plus 5.8% of the Company's earnings before income taxes if the rate of return on assets employed exceeds 10%, or 3.5% of earnings before income taxes if the rate of return on assets employed is positive,
   but  is less  than 10%.   The  Company paid  $4.7 million,  $5.8
   million and $5.9 million for 1993, 1994 and 1995, respectively, representing Gold Kist's cost, exclusive of the incentive amounts based on earnings, to provide these functions. The incentive compensation amounts paid to Gold Kist for 1993, 1994 and 1995 were $725,000, $200,000 and $136,000, respectively.

      Gold Kist provides a revolving credit facility with advances available up to $15 million. At July 1, 1995, there was $9.2 million outstanding under the revolving credit facility bearing interest at prime (see note 3).

        As of July  1, 1995, financing for approximately  460 broiler and breeder houses operated by the Company's contract growers was provided by AgraTrade Financing, Inc., a wholly-owned subsidiary of
   Gold Kist.   The Company  has agreed  to indemnify AgraTrade Financing
   for an  amount equal to fifty percent of credit losses related to loans
   and/or leases made to the Company's contract growers.   At July 1, 1995,
   AgraTrade Financing had lease and loan agreements with contract growers for approximately $31.9 million. As of July 1, 1995, there have been no credit losses related to the loans and leases guaranteed under this agreement, which has been in effect since October 1988.

                         GOLDEN POULTRY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   (8)   Supplemental Financial Information

        In each of the years ended 1993, 1994 and 1995, 21%, 22% and 20%, respectively, of the Company's net sales were to one customer, a major grocery store chain located in Georgia and Florida. At July 1, 1995, receivables from this customer represented 22% of the Company's trade accounts receivable.

   (9)   Contingencies

        In January 1993, two Alabama member patrons of Gold Kist filed a lawsuit in the nature of a derivative action against the Company and Gold Kist and certain directors, officers and employees of
   the  companies.   The lawsuit alleges  that the  named  officers,
   directors and employees violated their fiduciary duties by creating Golden Poultry Company, Inc. and Carolina Golden
   Products Company and by permitting their continued operations. Among the remedies requested are the transfer of the Company's operations to Gold Kist, as well as unspecified actual damages.
   In March 1994, the court certified the litigation as  a  class
   action.    The Company  has  advanced the  payment  of litigation
   expenses incurred by the Company directors who are defendants in the litigation. The Company intends to defend the litigation vigorously.

   (10)  Quarterly Financial Data (Unaudited)
        (In thousands, except per share data)

                                                              Fiscal 1995 Quarters

                                                        First        Second      Third      Fourth
   Net sales . . . . . . . . . . . . . . . .          $127,243       117,859    119,931     140,942
   Gross profit  . . . . . . . . . . . . . .             4,962         3,900      5,181       5,868
   Net earnings (loss) . . . . . . . . . . .               834           (28)       653       1,288
   Net earnings (loss) per share . . . . . .               .06           .00        .04         .09

                                                              Fiscal 1994 Quarters

                                                        First        Second      Third      Fourth
   Net sales     . . . . . . . . . . . . . . . . .    $105,804       104,218    113,705     123,412
   Gross profit  . . . . . . . . . . . . . . . . .       6,843         5,097        753       6,839
   Net earnings (loss) . . . . . . . . . . . . . .       2,301         1,027     (1,251)      1,971
   Net earnings (loss) per share . . . . . . . . .         .15           .07       (.08)        .13

   Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

    This item is not applicable.

                               PART III

   Item 10.     Directors and Executive Officers of the
                Registrant.

    Information relating to the Company's Directors is set forth under the heading "Election of Directors" contained in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on October 25, 1995, and is incorporated herein by reference. Information relating to the Executive Officers of the Company is contained in Part I hereof.

   Item 11.     Executive Compensation.

    The information set forth under the heading "Executive
   Compensation" in the Company's Proxy Statement for the Annual
   Meeting of Shareholders of the Company to be held on October
   25, 1995, is incorporated herein by reference.

   Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information set forth under the heading "Ownership of Securities" in the Company's Proxy Statement for the Annual
   Meeting of Shareholders to be held on October 25, 1995, is incorporated herein by reference.

   Item 13.     Certain Relationships and Related Transactions.

    The information set forth under the heading "Certain
   Relationships and Related Transactions" in the Company's Proxy
   Statement for the Annual Meeting of Shareholders to be held
   October 25, 1995, is incorporated herein by reference.

                                PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.

    (a) The following documents are filed as a part of this report:

         (1) Consolidated Financial Statements (included herein at pages 15 - 29):

                Independent Auditors' Report

                Consolidated Balance Sheets--June 25, 1994 and
                July 1, 1995

                Consolidated Statements of Operations--Years
                Ended June 26, 1993, June 25, 1994 and July 1,
                1995

                Consolidated Statements of Shareholders' Equity--
                Years Ended June 26, 1993, June 25, 1994 and July
                1, 1995

                Consolidated Statements of Cash Flows--Years
                Ended June 26, 1993, June 25, 1994 and July 1,
                1995

                Notes to Consolidated Financial Statements

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    (2) Exhibits - Index of Exhibits
         Exhibits designated as previously filed with the Commission in the Index of Exhibits, below, are incorporated by reference into this Report.

                                                Document with
                                                Which Exhibit
   Designation                                  Was Previously     Designation
   of Exhibit      Description of                 Filed with       of such Exhibit
   in this Report     Exhibit                     Commission        in that Document
    2 (a)          Articles of Merger of Caro-  Registration filed  Exhibit 2(a)
                   lina Golden Products, Inc.   on Form S-1 (Regis-
                  into the Company effective    tration No. 33-7756)
                  June 30, 1986

    2 (b)          Agreement executed as of     Registration filed  Exhibit 2(b)
                  April l, l985, for sale of    on Form S-1 (Regis-
                  Gold Kist Processed Meats     tration No. 33-7756)
                  Division to the Company

    2 (c)          Amendment to Agreement for   Registration filed  Exhibit 2(c)
                  sale of Gold Kist Process-    on Form S-1 (Regis-
                  ed Meats Division to the      tration No. 33-7756)
                  Company dated as of April
                  16, 1985

    2 (d)          Agreement dated April 1,     Report on Form 8-K  Exhibit 2(d)
                  1987, for the sale of the     dated May 18, 1987
                  former Don Lowe Foods, Inc.,
                  Pompano Beach, Florida,
                  perishable food warehouse
                  distribution center to the
                  Company

    3 (a) (1)      Articles of Incorporation    Registration filed  Exhibit 3(a)(1)
                  of the Company, dated         on Form S-1 (Regis-
                  August 10, 1982               tration No. 33-7756)

    3 (a) (2)      Amendment to Articles of     Registration filed  Exhibit 3(a)(2)
                  Incorporation of the Com-     on Form S-1 (Regis-
                  pany, dated as of July 3l,    tration No. 33-7756)
                  1984

    3 (a) (3)      Amendment to Articles of     Report filed on     Exhibit 3(a)(3)
                  Incorporation of the Com-     Form 10-Q dated
                  pany, dated as of August      February 9, 1988
                  1, 1986
    3 (a) (4)      Amendment to Articles of     Report filed on     Exhibit 3(a)(4)
                  Incorporation of the          Form 10-Q dated
                  Company, dated as of          February 9, 1988
                  November 18, 1987

                                                Document with
                                                Which Exhibit
   Designation                                Was Previously        Designation
   of Exhibit      Description of               Filed with        of such Exhibit
   in this Report     Exhibit                   Commission        in that Document
    3 (a) (5)     Restated and Amended          Report filed on      Exhibit 3(a)(5)
                  Articles of Incorpora-        Form 10-Q dated
                  tion of the Company           February 12, 1990

    3 (b)         By-Laws of the Company, as    Report filed on      Exhibit 3(b)
                  amended                       Form 10-Q dated
                                                February 8, 1993

    4 (a)         Specimen of Common Stock      Registration filed   Exhibit 4(a)
                  Certificate                   on Form S-1 (Regis-
                                                tration No. 33-7756)

    4 (b) (1)     Trust Indenture executed as   Registration filed   Exhibit 4(b)(1)
                  of December 1, 1985, between  on Form S-1 (Regis-
                  the Douglas-Coffee County,    tration No. 33-7756)
                  Georgia, Industrial Authority
                  and the Citizens and Southern
                  National Bank, Atlanta, Georgia

    4 (b) (2)     Supplemental Trust Indenture  Registration filed   Exhibit 4(b)(2)
                  executed as of February 1,    on Form S-1 (Regis-
                  1986, between the Douglas-    tration No. 33-7756)
                  Coffee County, Georgia, Ind-
                  ustrial Authority and the
                  Citizens and Southern
                  National Bank, Atlanta,
                  Georgia

    4 (c)         Trust Indenture executed      Report filed on      Exhibit 4(c)
                  as of February 1, 1990,       Form 10-Q dated
                  between the Industrial        May 14, 1990
                  Development Board of
                  Colbert County, Alabama,
                  and Trust Company Bank,
                  Atlanta, Georgia

                                                     Document with
                                                     Which Exhibit
   Designation                                      Was Previously     Designation
   of Exhibit      Description of                     Filed with     of such Exhibit
   in this Report     Exhibit                         Commission     in that Document
    4 (d)         $15 million revolving credit      Report filed on      Exhibit 4(h)
                  facility with GK Finance          Form 10-K, dated
                  Corporation, dated January 28,    September 21, 1992
                  1991

    4 (e)         $20 million Revolving Credit      Report filed on      Exhibit 4(h)
                  and Term Loan agreement           Form 10-K, dated
                  with Trust Company                September 21, 1993
                  Bank, dated May 25, 1993

   4 (f)          Amendment dated as of             Report filed on
                  May 25, 1994, to Revolving        Form 10-K, dated
                  Credit and Term Loan              September 15, 1994
                  Agreement with Trust Company
                  Bank

   4 (g)          Amendment dated as of
                  May 25, 1995, to Revolving
                  Credit and Term Loan
                  Agreement with Trust Company
                  Bank

   10 (a) (1)     Form of Deferred Compensation      Registration filed  Exhibit10(a)(1)
                  Agreement between Gold Kist        on Form S-1 (Regis-
                  and certain executive officers     tration No. 33-7756)
                  of Gold Kist*

   10 (a) (2)     Form of Supplemental Exec-         Registration filed  Exhibit10(a)(2)
                  utive Retirement Income            on Form S-1 (Regis-
                  Agreement between Gold Kist        tration No. 33-7756)
                  and certain executive
                  officers of Gold Kist and
                  Resolution of Gold Kist
                  Board of Directors
                  authorizing Gold Kist
                  Supplemental Executive
                  Retirement Plan*

   10(b)(1)       Golden Poultry Management         Registration filed   Exhibit10(b)(1)
                  Bonus Program*                    on Form S-1 (Regis-
                                                     tration No. 33-7756)

   10 (b) (2)     Gold Kist Management Bonus        Registration filed   Exhibit10(b)(2)
                  Program*                           on Form S-1 (Regis-
                                                     tration No. 33-7756)

                                                Document with
                                                Which Exhibit
   Designation                                 Was Previously         Designation
   of Exhibit      Description of                Filed with         of such Exhibit
   in this Report     Exhibit                    Commission         in that Document

   10 (b) (3)     1988 Golden Poultry Long     Report filed on      Exhibit 10(b)(3)
                  Term Incentive Plan*          Form 10-Q dated
                                                February 6, 1989

   10 (b) (4)     1989 Golden Poultry           Report filed on      Exhibit 10(b)(4)
                  Non-Employee Directors        Form 10-Q dated
                  Stock Award Plan*             February 12, 1990

   10 (b)(5)      Amended and Restated 1989      Report filed on      Exhibit 10(b)(5)
                  Non-Employee Directors Stock   Form 10-Q dated
                  Award Plan*                   February 8, 1993

   10(b)(6)       Gold Kist Executive Savings
                  Plan as amended *

   10(b)(7)       Gold Kist Split Dollar
                  Life Insurance Plan *

   10 (c) (1)     Service Agreement executed     Registration filed   Exhibit 10(c)(1)
                  as of July 1, 1986, between    on Form S-1 (Regis-
                  the Company and Gold Kist Inc  tration No. 33-7756)

   10 (c) (2)     Amendment to Service           Report filed on      Exhibit 10(c)(2)
                  Agreement, executed as of      Form 10-K, dated
                  July 25, 1990, between the     September 26, 1990
                  Company and Gold Kist
                  Inc.

   10 (c) (3)     Broker Agreement executed      Report filed on      Exhibit 10(c)(2)
                  as of June 28, 1987, by        Form 10-Q dated
                  the Company and Gold Kist Inc  February 9, 1988


   10 (c) (4)     Trademark license agreement    Registration filed   Exhibit 10(c)(4)
                  executed as of June 27, 1984,  on Form S-1 (Regis-
                  between the Company and Gold   tration No. 33-7756)
                  Kist Inc.

   10 (c) (5)     Amendment to Trademark Lic-    Registration filed   Exhibit 10(c)(5)
                  ense Agreement executed as     on Form S-1 (Regis-
                  of July 1, 1986, between the   tration No. 33-7756)
                  Company and Gold Kist Inc.


                                                Document with
                                                Which Exhibit
   Designation                                    Was Previously        Designation
   of Exhibit       Description of                  Filed with       of such Exhibit
   in this Report      Exhibit                      Commission       in that Document
   10 (c) (6)     Second Amendment to           Report filed on     Exhibit 10(c)(6)
                  Trademark License Agreement   Form 10-K, dated
                  executed as of July 25, 1990  September 26, 1990
                  between the Company and Gold
                  Kist Inc.

   10 (c) (7)     Lease agreement executed as   Registration filed  Exhibit 10(c)(6)
                  of July 1, 1986, between      on Form S-1 (Regis-
                  the Company and Gold Kist     tration No. 33-7756)
                  Inc.

   10 (c) (8)     Amendment to Lease Agreement  Report filed on     Exhibit 10(c)(7)
                  executed as of June 1,        Form 10-K, dated
                  1987, between the Company     September 22, 1987
                  and Gold Kist Inc.

   10 (c) (9)     Export Services Agreement     Report filed on     Exhibit 10(c)(8)
                  executed January 29, 1988,    Form 10-Q dated
                  by the Company and Gold       May 9, 1988
                  Kist Inc.

   10 (c) (10)    Commission and Representa-    Report filed on     Exhibit 10(c)(9)
                  tive Agreement executed       Form 10-Q dated
                  January 29, 1988, by the      May 9, 1988
                  Company and GKX, Inc.

   10 (c) (11)    Guaranty Agreement executed   Report filed on     Exhibit10(c)(10)
                  as of October 12, 1988, by    Form 10-Q dated
                  the Company in favor of       February 6, 1989
                  AgraTrade Financing, Inc.

   10 (d) (1)     Lease agreement executed as   Registration filed  Exhibit 10(d)(1)
                  of December 31, 1985,         on Form S-1 (Regis-
                  between the Company and the   tration No. 33-7756)
                  Douglas-Coffee County,
                  Georgia, Industrial Develop-
                  ment Authority

   10 (d) (2)     Amendatory Lease Agreement    Registration filed  Exhibit 10(d)(2)
                  executed as of February 1,    on Form S-1 (Regis-
                  1986, between the Company     tration No. 33-7756)
                  and the Douglas-Coffee County,
                  Georgia, Industrial Develop-
                  ment Authority

                                                Document with
                                                Which Exhibit
   Designation                                  Was Previously        Designation
   of Exhibit     Description of                  Filed with        of such Exhibit
   in this Report      Exhibit                    Commission        in that Document

   10 (d) (3)     Second Amendatory Lease       Registration filed  Exhibit 10(d)(3)
                  Agreement executed as of      on Form S-1 (Regis-
                  August 1, 1987, between       tration No. 33-29142)
                  the Company and the Douglas-
                  Coffee County, Georgia,
                  Industrial Development
                  Authority

   10 (d) (4)     Guaranty agreement executed   Registration filed  Exhibit 10(d)(3)
                  as of December 1, 1985, by    on Form S-1 (Regis-
                  the Company in favor of the   tration No. 33-7756)
                  Citizens and Southern Nation-
                  al Bank, Atlanta, Georgia

   10 (d) (5)     Master Interest Rate Swap     Registration filed  Exhibit 10(d)(4)
                  Agreement executed as of      on Form S-1 (Regis-
                  January 2, 1986, between the  tration No. 33-7756)
                  Company and Bank of America
                  National Trust and Savings
                  Association with Confirm-
                  ations dated January 9,
                  1986, and March 6, 1986

   10 (d) (6)     Lease agreement executed      Report filed on     Exhibit 10(d)(6)
                  as of February 1, 1990,       Form 10-Q dated
                  between the Company and       May 14, 1990
                  the Industrial Development
                  Board of Colbert County,
                  Alabama

   10 (d) (7)     Guaranty Agreement            Report filed on     Exhibit 10(d)(7)
                  executed as of February       Form 10-Q dated
                  1, 1990, by the Company       May 14, 1990
                  in favor of Trust Company
                  Bank, Atlanta, Georgia

   10 (e)         9.0% principal amount         Report filed on     Exhibit 10(f)
                  two million dollar note       Form 8-K dated
                  dated May 4, 1987, due        May 18, 1987
                  May 1, 2002, executed by
                  the Company in favor of
                  Gail Lowe Delp


                                                Document with
                                                Which Exhibit
   Designation                                  Was Previously        Designation
   of Exhibit     Description of                  Filed with        of such Exhibit
   in this Report      Exhibit                    Commission        in that Document
   10 (f)         Water Purchase Contract       Report filed on     Exhibit 10(g)
                  executed as of June 1, 1987,  Form 10-K dated
                  between the Company and Lee   September 22, 1987
                  County, North Carolina
   10 (g)         Tax Allocation and Indemnity  Report filed on     Exhibit 10(h)
                  Agreement executed as of      Form 10-K dated
                  October 2, 1986, between the  September 22, 1987
                  Company and Gold Kist.

   10 (h)         Hen Co., Inc. (Georgia)       Report filed on     Exhibit 10(i)
                  Shareholders' Agreement       Form 10-K dated
                  executed June 15, 1988, by    September 21, 1988
                  the Company, Gold Kist Inc.,
                  Fieldale Corporation, Crider's
                  Poultry Inc. and Cagle's Inc.

   10 (i)         Product Sales Agreement       Registration filed  Exhibit 10(i)
                  executed February 13, 1989,   on Form S-1 (Regis-
                  between the Company and       tration No. 33-29142)
                  Keystone Foods Corporation

   10 (j) (1)     General Partnership           Report filed on     Exhibit 10(j)(1)
                  Agreement (Carolina Golden    Form 10-Q dated
                  Products Company) executed    May 13, 1991
                  as of January 28, 1991,
                  between the Company and
                  AgriGolden, Inc.

   10 (j) (2)     Services Agreement executed   Report filed on     Exhibit 10(j)(2)
                  as of January 28, 1991        Form 10-Q dated
                  between Gold Kist and         May 13, 1991
                  Carolina Golden Products
                  Company

   10 (j)(3)      Amendment to Services         Report filed on     Exhibit 10(j)(3)
                  Agreement between Gold Kist   Form 10-K dated
                  and Carolina Golden Products  September 21, 1993
                  Company executed as of June 9,
                  1993

   10 (j) (4)     Marketing Agreement           Report filed on     Exhibit 10(j)(3)
                  executed as of January        Form 10-Q dated
                  28, 1991 between Gold         May 13, 1991
                  Kist Inc. and Carolina
                  Golden Products Company

                                                Document with
                                                Which Exhibit
   Designation                                  Was Previously        Designation
   of Exhibit     Description of                  Filed with        of such Exhibit
   in this Report    Exhibit                      Commission        in that Document
   10 (j) (5)     Trademark License             Report filed on     Exhibit 10(j)(4)
                  Agreement executed as of      Form 10-Q dated
                  January 28, 1991 between      May 13, 1991
                  Gold Kist Inc. and
                  Carolina Golden Products
                  Company

   10 (j) (6)     Commission and Representative Report filed on     Exhibit 10(j)(5)
                  Agreement, executed as of     Form 10-K dated
                  January 28, 1991, between     September 23, 1991
                  GKX, Inc. and Carolina
                  Golden Products Company

   11             Computation of per share      See Pages 18 and
                  earnings                      23 of this Report

   21             Subsidiaries of the           Report filed on     Exhibit 22
                  Company                       Form 10-K dated
                                                September 26, 1990

   23             Consent of KPMG Peat Marwick LLP
                  (set forth in Page 42 herein)

   27             Financial Data Schedule

   ___________________________________
   *Plans and arrangements pursuant to which Executive Officers and Directors of the Company receive compensation.

   (b)  Reports on Form 8-K.

        No reports on Form 8-K have been filed during the last quarter of the fiscal year ended July 1, 1995.

   SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, Georgia on the 21st day of September, 1995.

                                     GOLDEN POULTRY COMPANY, INC.
   Dated:  September 21, 1995        By:  /s/ K. N. Whitmire
                                             K. N. Whitmire,
                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                TITLE                  DATE
   /s/ K. N. Whitmire    Chief Executive Officer        September 21, 1995
   K. N. Whitmire        (Principal Executive Officer)

   /s/ L. C. Thomas, Jr. Treasurer, Chief              September 21, 1995
   L. C. Thomas, Jr.     Financial Officer
                         (Principal Financial Officer)

   /s/ S. A. Burdell     Assistant Treasurer           September 21, 1995
   S. A. Burdell         (Principal Accounting Officer)

   /s/ H. O. Chitwood    Chairman of the Board,        September 21, 1995
   H. O. Chitwood        Director

   /s/ G. O. Coan        Vice Chairman of the          September 15, 1995
   G. O. Coan            Board, Director

   /s/ John Bekkers      Director                      September 15, 1995
   John Bekkers

   /s/ W. W. Gaston      Director                      September 15, 1995
   W. W. Gaston

   /s/ P. J. Gibbons     Director                      September 15, 1995
   P. J. Gibbons

   /s/ H. R. Holding     Director                      September 19, 1995
   H. R. Holding

   /s/ J. H. Levergood   Director                      September 14, 1995
   J. H. Levergood

   /s/ J. W. McIntyre    Director                      September 14, 1995
   J. W. McIntyre

   /s/ D. W. Sands       Director                      September 15, 1995
   D. W. Sands

   /s/ J. L. Stewart     Director                      September 18, 1995
    J. L. Stewart



   /s/ K. N. Whitmire    Director                      September 21, 1995
    K. N. Whitmire


                         ACCOUNTANTS' CONSENT

   The Board of Directors
   Golden Poultry Company, Inc.:

             We consent to incorporation by reference in the Registration Statement (No. 33-26094) on Form S-8 of Golden Poultry Company, Inc. of our report dated August 4, 1995, relating to the consolidated balance sheets of Golden Poultry Company, Inc. and subsidiary as of June 25, 1994 and July 1, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended July 1, 1995, which report appears in the July 1, 1995, annual report on Form 10-K of Golden Poultry Company, Inc.



                        KPMG Peat Marwick LLP


   Atlanta, Georgia
   September 19, 1995

                           INDEX TO EXHIBITS


   Designation                                    Sequentially
   Exhibit                                         Numbered
   in this Report     Description of Exhibit         Page
   4(g)               Amendment dated as of
                      May 25, 1995, to
                      Revolving Credit and Term
                      Loan Agreement with Trust
                      Company Bank

   10(b)(6)           Gold Kist Executive Savings
                      Plan as amended

   10(b)(7)           Gold Kist Split Dollar
                      Life Insurance Plan

   27                 Financial Data Schedule