Form 10-Q
period 1995-09-30
GOLDEN POULTRY CO INC
filed 1995-11-13
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended    September 30, 1995     Commission File
No. 0-14960

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


                       GOLDEN POULTRY COMPANY, INC.
      (Exact name of registrant as specified in its charter)


   GEORGIA                                      58-1492075
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)


244 Perimeter Center Parkway, N.E., Atlanta, Georgia   30346
(Address of principal executive offices)             (Zip Code)


(Registrant's telephone number,  including area code) (404)  393-
5050

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


                                    OUTSTANDING AS OF
                  CLASS             November 14, 1995

               Common Stock, No
                 Par Value              14,517,819

           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX



                                                         Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                September 30, 1995 and July 1, 1995   . .    1

              Consolidated Statements of Operations -
                Three Months Ended September 30, 1995 and
                September 24, 1994  . . . . . . . . . . .    2

              Consolidated Statements of Cash Flows -
                Three Months Ended September 30, 1995
                and September 24, 1994. . .   . . . . . .    3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . . .    4

     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . . . .   5 - 6

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    7

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .    7

                                                                    Page 1

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)


                                              Sept. 30, 1995  July 1, 1995
                   ASSETS
Current assets:
   Cash and cash equivalents                     $  3,047          2,720
   Trade accounts receivable less allowance
     for doubtful accounts of $47 at
     Sept. 30, 1995 and $264 at July 1, 1995       21,357         21,632
   Inventories (note 3)                            46,298         46,781
   Other                                            5,245          1,635
        Total current assets                       75,947         72,768
Property, plant and equipment, net                 77,411         79,573
Other assets                                        3,453          3,263
                                                 $156,811        155,604


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $    884          1,036
   Short-term borrowings from Gold Kist
    (note 4)                                        7,135          9,221
   Accounts payable                                23,380         19,325
   Due to Gold Kist                                 4,912          5,075
   Income taxes payable                             2,603            485
   Accrued compensation and related expenses        4,861          4,688
        Total current liabilities                  43,775         39,830
Long-term debt, excluding current portion           6,393         12,425
Other liabilities                                   4,509          4,509
        Total liabilities                          54,677         56,764
Minority interest in consolidated partnership       9,391          9,954
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued        -              -
   Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,866
    shares at Sept. 30, 1995 and at
    July 1, 1995                                   65,363         65,363
   Retained earnings                               29,510         25,653
                                                   94,873         91,016
   Less treasury stock, at cost, 101 shares
    at Sept. 30, 1995 and 348 shares at
    July 1, 1995                                    2,130          2,130
        Total shareholders' equity                 92,743         88,886
Contingency (note 5)
                                                 $156,811        155,604

             See Accompanying Notes to Consolidated Financial Statements.

                                                           Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                              Three Months Ended
                                            Sept. 30,      Sept. 24
                                             1995            1994
Net sales                                   $143,624        127,243
Cost of sales                                132,321        122,281

     Gross profit                             11,303          4,962
Selling, administrative and general
 expenses                                      5,102          3,692
     Operating income                          6,201          1,270
Other (expense) income:
 Interest expense                               (455)          (403)
 Miscellaneous, net                               76            178
                                                (379)          (225)
     Earnings before minority interest
         and income taxes                      5,822          1,045

Minority interest in partnership loss            563            213

     Earnings before income taxes              6,385          1,258

Income taxes                                   2,383            424
     Net earnings                           $  4,002            834
Net earnings per share                      $    .28            .06
Weighted average outstanding shares           14,518         14,761
Cash dividends per share                    $    .01            .01





            See Accompanying Notes to Consolidated Financial Statements.



                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                     Three Months Ended
                                                    Sept. 30,    Sept. 24,
                                                      1995         1994
Cash flows from operating activities:
  Net earnings                                        $ 4,002          834
  Non-cash items included in net earnings:
     Depreciation                                       4,256        4,212
     Minority interest in partnership loss               (563)        (213)
     Deferred taxes                                      (212)        (308)
     Other                                                (10)          31
Changes in operating assets and liabilities:
     Trade accounts receivable                            275         (484)
     Inventories                                          483        1,399
     Accounts payable and accrued compensation and
        related expenses                                4,228        2,963
     Due to Gold Kist                                    (162)         319
     Income taxes                                       2,118          232
     Other                                              (3,594)     (3,291)
        Net cash provided by operating activities      10,821        5,694

Cash flows from investing activities:
  Acquisitions of property, plant and equipment        (2,100)      (1,298)
  Other                                                      23         25
        Net cash used in investing activities          (2,077)      (1,273)

Cash flows from financing activities:
  Short-term borrowings, net, payable to Gold Kist     (2,086)        (749)
  Principal payments of long-term debt                 (6,186)      (3,758)
  Dividends paid                                         (145)        (148)
        Net cash used in financing activities           (8,417)     (4,655)

        Net change in cash and cash equivalents           327         (234)

Cash and cash equivalents at beginning of period        2,720        3,912

Cash and cash equivalents at end of period            $  3,047       3,678

Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)            $    458         265
     Income taxes                                     $    477         500



             See Accompanying Notes to Consolidated Financial Statements.

           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)


1. The accompanying unaudited consolidated financial statements reflect the accounts of Golden Poultry Company, Inc. and its subsidiary and a majority owned partnership, Carolina Golden Products Company (collectively, "the Company"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements on pages 11 through 14 and pages 21 through 29, respectively, of the Company's Annual Report in the previously filed Form 10-K for the year ended July 1, 1995.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of results for the entire year.

3. Inventories consist of the following:

                                    September 30, 1995   July 1, 1995
     Live poultry                        $27,175           26,234
     Feed, eggs, and supplies             11,093           11,512
     Marketable products                   8,030            9,035
                                         $46,298           46,781

4. The  amounts  outstanding  represent  borrowings  by  Carolina
   Golden  Products   under  a  $15.0  million  Revolving  Credit
   Agreement with Gold Kist.

5. In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v.
   Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et
   al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of the Company's operations to Gold Kist. In March

   1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. The remedies imposed on Gold Kist could have an effect on the business and operation of the Company. The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

                                                        Page 5
ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales
Net sales for the quarter ending September 30, 1995 were $143.6 million, an increase of 12.9% from $127.2 million in the quarter ended September 24, 1994. The net sales increase was primarily the result of a 7.0% increase in average selling prices and a 6.0% increase in pounds of broiler products sold. The increase in average selling prices was due primarily to hot weather conditions this past summer, which reduced the supply of available broiler meat. The increase in broiler pounds produced was due to improvements in plant processing yields. During the three months ended September 30, 1995, the Company processed an average of 4.0 million broilers per week.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $39.5 million for the three months ended September 30, 1995 as compared to $34.1 million for the comparable period a year ago. The Company's food distribution facility in South Florida had net sales of $7.6 million for the three months ended September 30, 1995 as compared to $6.6 million for the same period last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the quarter ended September 30, 1995 was 92.1%, as compared to 96.1% for the quarter ended September 24, 1994. The decrease in the percentage relationship resulted from the increase in average selling prices and lower feed ingredient costs. The 6% increase in pounds sold during the current quarter contributed to the dollar increase in cost of sales. For the quarter ended September 30, 1995, feed ingredient costs were approximately 3.3% lower than in the comparable quarter a year ago. However, feed ingredient costs for the current quarter increased 5.4% as compared to the quarter ended July 1, 1995. Feed ingredient costs for the remainder of fiscal 1996 are likely to trend higher than in the prior fiscal year as a result of the weather reduced 1995 corn harvest.

Selling, administrative, and general expenses
Selling, administrative, and general expenses, as a percentage of net sales, was 3.6% for the three months ended September 30, 1995 as compared to 2.9% for the comparable period last fiscal year. The increase in the percentage relationship was the result of higher incentive compensation expense related to the increase in earnings and litigation related expenses.

Interest and other income
Interest expense for  the three months  ended September 30,  1995 was $455,000 as compared  to $403,000 in the comparable  period a
year  ago.   The increase  was due  primarily to  higher interest
rates.

Minority interest in partnership loss
Minority interest in partnership loss of $563,000 for the three months ended September 30, 1995 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's loss. For the comparable period last fiscal year, Gold Kist's prorata share of the loss was $213,000. The increase in the partnership loss was primarily the result of higher operating losses in the partnership's further processing operation.

Earnings (loss) before income taxes
The Company had earnings before income taxes of $6.4 million for the three months ended September 30, 1995 as compared to $1.3 million for the comparable quarter last fiscal year. The increase was due primarily to higher average selling prices, improved processing efficiency and to a lesser extent, lower feed ingredient costs.

Income Taxes
The Company's combined Federal and state income tax rate was 37.3% for the quarter ended September 30, 1995 as compared to 33.7% for the same quarter a year ago. The increase in the effective rate was due to the expiration of the federal targeted jobs tax credit program at the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, working capital, the current ratio, and shareholders' equity were $32.2 million, 1.73 to 1 and $92.7 million, respectively, as compared to $32.9 million, 1.83 to 1 and $88.9 million, respectively, at July 1, 1995. The Company's ratio of long-term debt to total capitalization was 6.4% at September 30, 1995 as compared to 12.3% at July 1, 1995. The Company has a $20.0 million revolving credit and term loan facility with a commercial bank, of which $1.0 million was outstanding at September 30, 1995. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $7.1 million was outstanding at September 30, 1995.

Net cash provided by operating activities of $10.7 million for the three months ended September 30, 1995 resulted from net earnings adjusted for noncash charges. Uses of cash for the current quarter included repayments of long-term debt totaling $6.2 million and $2.1 million in expenditures for property, plant and equipment.

Additional capital expansion and improvements totaling $38.2 million were approved by the board of directors of which $35.0 million will be used to increase the processing capacity of the Russellville, Alabama division by 600,000 broilers per week. This project, which includes improvements to the hatchery, feed and processing plant, is expected to be completed by April 1997. These new projects are in addition to the original 1996 capital expenditures budget of $14.0 million. The Company expects capital expenditures of approximately $28.0 million for fiscal 1996.

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

                   PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et
     al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. Injunctive or equitable remedies will be determined at a later date by the Jefferson County Alabama Circuit Court judge. The remedies imposed on Gold Kist could have an effect on the business and operation of the Company. The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

     (b) Reports on Form 8-K.   Golden Poultry has not  filed any
         reports  on  Form  8-K  during the  three  months  ended
         September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN POULTRY COMPANY, INC.
                                        (Registrant)


Date   November 13, 1995
                                    Kenneth N. Whitmire
                                  Chief Executive Officer


Date   November 13, 1995
                                   Langley C. Thomas, Jr.
                                  Chief Financial Officer

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN POULTRY COMPANY, INC.
                                        (Registrant)


Date    November 13, 1995          /s/Kenneth N. Whitmire
                                      Kenneth N. Whitmire
                                    Chief Executive Officer


Date    November 13, 1995         /s/Langley C. Thomas, Jr.
                                     Langley C. Thomas, Jr.
                                    Chief Financial Officer