Form 10-Q
period 1995-12-30
GOLDEN POULTRY CO INC
filed 1996-02-13
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended    December 30, 1995     Commission File
No. 0-14960

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to



                   GOLDEN POULTRY COMPANY, INC.
      (Exact name of registrant as specified in its charter)


   GEORGIA                                      58-1492075
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


244 Perimeter Center Parkway, N.E., Atlanta, Georgia   30346
(Address of principal executive offices)             (Zip Code)


(Registrant's telephone number,  including area code)  (770) 393-
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


                                    OUTSTANDING AS OF
                  CLASS             February 12, 1996

               Common Stock, No
                 Par Value              14,521,449

           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX



                                                       Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                December 30, 1995 and July 1, 1995  . . .    1

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended December 30, 1995 and
                December 24, 1994   . . . . . . . . . . .    2

              Consolidated Statements of Cash Flows -
                Six Months Ended December 30, 1995
                and December 24, 1994. . .  . . . . . . .    3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . . . .    4

     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . . . .   5 - 7

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    8

     Item 4.  Submission of Matters to a Vote of Security
                Holders   . . . . . . . . . . . . . . . .    8

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .    8

                                                                   Page 1
                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)

                                              Dec. 30, 1995   July 1, 1995
                   ASSETS
Current assets:
   Cash and cash equivalents                     $  4,614          2,720
   Trade accounts receivable less allowance
     for doubtful accounts of $51 at
     Dec. 30, 1995 and $264 at July 1, 1995        21,737         21,632
   Inventories (note 3)                            49,191         46,781
   Other                                            4,047          1,635
        Total current assets                       79,589         72,768
Property, plant and equipment, net                 74,876         79,573
Other assets                                        3,680          3,263
                                                 $158,145        155,604

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $     731          1,036
   Short-term borrowings from Gold Kist             5,344          9,221
    (note 4)
   Accounts payable                                25,624         19,325
   Due to Gold Kist                                 2,220          5,075
   Income taxes payable                               941            485
   Accrued compensation and related expenses        6,044          4,688
        Total current liabilities                  40,904         39,830
Long-term debt, excluding current portion           5,359         12,425
Other liabilities                                   4,509          4,509
        Total liabilities                          50,772         56,764
Minority interest in consolidated partnership       9,650          9,954
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued        -              -
   Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,870
    shares at Dec. 30, 1995 and 14,866 at
    July 1, 1995                                   65,389         65,363
   Retained earnings                               34,464         25,653
                                                   99,853         91,016
   Less treasury stock, at cost, 348 shares
    at Dec. 30, 1995 and July 1, 1995               2,130          2,130
        Total shareholders' equity                 97,723         88,886
Contingency (note 5)
                                                 $158,145        155,604



             See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                  Three Months Ended    Six Months Ended
                                  Dec. 30,   Dec. 24,   Dec. 30,  Dec. 24,
                                    1995       1994       1995      1994
Net sales                         $144,242   117,859    287,866   245,102
Cost of sales                      129,926   113,959    262,247   236,240

   Gross profit                     14,316     3,900     25,619     8,862
Selling, administrative and
  general expenses                   5,449     3,827     10,551     7,519
   Operating income                  8,867        73     15,068     1,343
Other (expense) income:
  Interest expense                    (324)     (376)      (779)     (779)
  Miscellaneous, net                    79        72        155       250
                                      (245)     (304)      (624)     (529)
   Earnings (loss) before
     minority interest and
     income taxes                    8,622      (231)    14,444       814

Minority interest in partnership
 (gain) loss                          (258)      141        305       354
   Earnings (loss) before
     income taxes                    8,364       (90)    14,749     1,168

Income tax expense (benefit)         3,264       (62)     5,647       362
   Net earnings (loss)            $  5,100       (28)     9,102       806

Net earnings per share            $    .35       .00        .63       .05
Weighted average outstanding
  shares                            14,522    14,861     14,519    14,860
Cash dividends per share          $    .01      .009        .02      .018





             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                       Six Months Ended
                                                     Dec. 30,     Dec. 24,
                                                      1995         1994
Cash flows from operating activities:
  Net earnings                                        $ 9,102          806
  Non-cash items included in net earnings:
     Depreciation                                       8,720        8,405
     Minority interest in partnership loss               (305)        (354)
     Deferred taxes                                      (388)        (839)
     Other                                                 74           26
Changes in operating assets and liabilities:
     Trade accounts receivable                           (105)         472
     Inventories                                       (2,410)       1,720
     Accounts payable and accrued compensation and
        related expenses                                7,655        1,193
     Due to Gold Kist                                  (2,855)        (415)
     Income taxes                                         456         (745)
     Other                                             (2,456)      (2,222)
        Net cash provided by operating activities      17,488        8,047

Cash flows from investing activities:
  Acquisitions of property, plant and equipment        (4,110)      (2,181)
  Other                                                    55           53
        Net cash used in investing activities          (4,055)      (2,128)

Cash flows from financing activities:
  Repayment of long-term debt, payable to Gold Kist      -          (5,000)
  Short-term borrowings (repayments), net, payable
   to Gold Kist                                        (3,877)       3,795
  Principal payments of long-term debt                 (7,372)      (6,567)
  Dividends paid                                         (290)        (295)
        Net cash used in financing activities         (11,539)      (8,067)

        Net change in cash and cash equivalents         1,894       (2,148)

Cash and cash equivalents at beginning of period        2,720        3,912

Cash and cash equivalents at end of period            $  4,614       1,764

Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)            $    772         519
     Income taxes                                     $  5,578       1,946



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

3. Inventories consist of the following:

                                    December 30, 1995    July 1, 1995
     Live poultry                        $29,500           26,234
     Feed, eggs, and supplies             11,377           11,512
     Marketable products                   8,314            9,035
                                         $49,191           46,781

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales
Net sales for the three and six months ending December 30, 1995 increased 22.4% and 17.4%, respectively, as compared to the comparable periods a year ago. The net sales increase for the quarter ended December 30, 1995 was due primarily to an 11% increase in average selling prices and a 11% increase in pounds of poultry products sold. Higher seasonal broiler market prices continued in the October-November period as a result of lower than expected broiler production. Hatching egg production was reduced by the late summer heat stress, which contributed to lower than expected broiler supplies. The increase in pounds sold was due primarily to improvements in plant processing yields and changes in product mix. For the three months ended December 30, 1995, the Company processed an average of 3.8 million broilers per week.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $41.4 million and $80.9 million, respectively, for the three months and six months ended December 30, 1995 as compared to $33.6 million and $67.7 million for the comparable periods a year ago. The Company's food distribution facility in South Florida had net sales of $8.6 million and $16.2 million, respectively, for the three and six months ended December 30, 1995 as compared to $7.7 million and $14.3 million for the same periods last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the three and six months ended December 30, 1995 were 90.1% and 91.1%,respectively, as compared to 96.7% and 96.4%, respectively, for the comparable periods a year ago. The decreases in the percentage relationships for the quarter ended December 30, 1995 were the result of increased average selling prices, lower feed ingredient costs, net and improved plant processing efficiency.
The  11% increase  in  pounds  sold  during the  current  quarter contributed to the dollar increase in cost of sales. Despite significant increases in commodity market prices for feed grains, the Company's forward purchasing strategies resulted in a 1.6% decline in feed ingredient costs, net for the quarter ended December 30, 1995 as compared to the same period last fiscal year.

Although management has employed various risk management strategies to reduce the impact of further increases in feed grain costs over the next eight months, feed ingredient costs for the remainder of fiscal 1996 are likely to trend higher. Increased market prices for feed grains have resulted from the weather reduced 1995 corn harvest.

Selling, administrative, and general expenses
Selling, administrative and general expenses, as a percentage of net sales, were 3.8% and 3.7%, respectively, for the three and six months ended December 30, 1995 as compared to 3.2% and 3.1% for the comparable periods last fiscal year. The increases in the percentage relationships were the result of higher incentive compensation expense related to the increase in earnings before income taxes and litigation related expenses.

Interest and other income
Interest expense for the three months ended December 30, 1995 was $324,000 as compared to $376,000 in the comparable period a year ago. The decrease was due primarily to lower average borrowings, which was partially offset by higher interest rates.

Minority interest in partnership loss
Minority interest in partnership gain of $258,000 for the three months ended December 30, 1995 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's quarterly gain. For the comparable period last fiscal year, Gold Kist's prorata share of the loss was $141,000. The gain for the quarter ended December 30, 1995 was due to profitability in its fresh poultry and deboning operations. During the current quarter Carolina Golden continued to incur losses in its further processing operations.

Earnings (loss) before income taxes
The Company had earnings before income taxes of $8.4 million for the three months ended December 30, 1995 as compared to a loss before income taxes of $90,000 for the comparable quarter last fiscal year. The increase was due primarily to higher average selling prices, feed ingredient purchasing strategies and improved processing efficiency.

Income Taxes
The Company's combined federal and state income tax rate was 38.3% for the six months ended December 30, 1995 as compared to 31.0% for the same period a year ago. The increase in the effective rate was due to the expiration of the federal targeted jobs tax credit program and the impact of the graduated federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 1995, working capital, the current ratio, and shareholders' equity were $38.7 million, 1.95 to 1 and $97.7 million, respectively, as compared to $32.9 million, 1.83 to 1 and $88.9 million, respectively, at July 1, 1995. The Company's ratio of long-term debt to total capitalization was 5.2% at December 30, 1995 as compared to 12.3% at July 1, 1995. The
Company has a $20.0 million revolving credit and term loan facility with a commercial bank. There were no outstanding borrowings under this facility at December 30, 1995. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $2.2 million was outstanding at December 30, 1995.

Net cash provided by operating activities of $17.5 million for the six months ended December 30, 1995 resulted from net earnings adjusted for noncash charges. Uses of cash for the current six month period included repayments of long-term debt totaling $7.4 million and $4.1 million in expenditures for property, plant and equipment.

Capital expansion and improvements totaling $38.2 million were approved by the board of directors of which $35.0 million will be used to increase the processing capacity of the Russellville, Alabama division by 600,000 broilers per week. This project, which includes improvements to the hatchery, feed and processing plant, is expected to be completed May 1997. These new projects are in addition to the original 1996 capital expenditures budget of $14.0 million. The Company expects capital expenditures of approximately $28.0 million for fiscal 1996.

Approximately 19%  of  the Company's  net  sales in  the  current quarter were to one customer, a major retail grocery chain. Management is unable to predict with any degree of certainty what effect the loss of this major customer would have on future results of operations and liquidity. However, the loss of the customer would, in the opinion of management, adversely affect results of operations if sales from the customer were not replaced by comparable sales to other customers.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     (c) At the Annual Meeting of Shareholders held on October 25, 1995, Shareholders voted upon the election of Directors. All nominees for Directors listed in the Proxy Statement for the Company's Annual Meeting were elected without opposition. The results of the election were as follows:

           Nominee            For             Against       Withheld
         W. W. Gaston       13,793,953         942          139,054
         J. W. McIntyre     13,795,453         942          137,554
         D. W. Sands        13,794,093         942          138,914
         J. Bekkers         13,796,058         942          136,949

Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

     (b) Reports on Form 8-K. Golden Poultry has not filed any reports on Form 8-K during the three months ended December 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GOLDEN POULTRY COMPANY, INC.
                                     (Registrant)


Date   February 13, 1996
                                            Gaylord O. Coan
                                       Vice Chairman of the Board



Date   February 13, 1996
                                         Langley C. Thomas, Jr.
                                        Chief Financial Officer

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN POULTRY COMPANY, INC.
                                    (Registrant)


Date    February 13, 1996              /s/ Gaylord O. Coan
                                           Gaylord O. Coan
                                     Vice Chairman of the Board


Date    February 13, 1996          /s/Langley C. Thomas, Jr.
                                      Langley C. Thomas, Jr.
                                     Chief Financial Officer