Form 10-Q
period 1996-03-30
GOLDEN POULTRY CO INC
filed 1996-05-14
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended March 30, 1996  Commission File No. 0-14960

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


(Registrant's telephone  number, including  area code) (770) 393-5050

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


                                    OUTSTANDING AS OF
                  CLASS                May 13, 1996

               Common Stock, No
                 Par Value              14,533,017


           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX



                                                    Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                March 30, 1996 and July 1, 1995   . .   1

              Consolidated Statements of Operations -
                Three Months and Nine Months
                Ended March 30, 1996 and
                March 25, 1995  . . . . . . . . . . .   2

              Consolidated Statements of Cash Flows -
                Nine Months Ended March 30, 1996
                and March 25, 1995. . .   . . . . . .   3

              Notes to Consolidated Financial
                Statements  . . . . . . . . . . . . .   4

     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . .  5 - 7

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . .   8

     Item 6.  Exhibits and Reports on Form 8-K  . . .   8


                                                                   Page 1
                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)

                                              Mar. 30, 1996   July 1, 1995
                   ASSETS
Current assets:
   Cash and cash equivalents                    $  3,377            2,720
   Trade accounts receivable less allowance
     for doubtful accounts of $55 at
     Mar. 30, 1996 and $264 at July 1, 1995       21,250           21,632
   Inventories (note 3)                           51,686           46,781
   Other                                           4,427           1,635
        Total current assets                      80,740          72,768
Property, plant and equipment, net                73,945          79,573
Other assets                                       3,934           3,263
                                                $158,619         155,604

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt           $     585           1,036
   Short-term borrowings from Gold Kist
    (note 4)                                       9,593           9,221
   Accounts payable                               23,719          19,325
   Due to Gold Kist                                1,855           5,075
   Income taxes payable                             -                485
   Accrued compensation and related expenses       6,066           4,688
        Total current liabilities                 41,818          39,830
Long-term debt, excluding current portion          4,875          12,425
Other liabilities                                  4,512           4,509
        Total liabilities                         51,205          56,764
Minority interest in consolidated partnership      8,821           9,954
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued       -               -
   Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,881
    shares at Mar. 30, 1996 and 14,866 at
    July 1, 1995                                  65,464          65,363
   Retained earnings                              35,259          25,653
                                                 100,723          91,016
   Less treasury stock, at cost, 348 shares
    at Mar. 30, 1996 and July 1, 1995              2,130           2,130
        Total shareholders' equity                98,593          88,886
Contingency (note 5)
                                                $158,619         155,604


      See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                  Mar. 30,   Mar. 25,   Mar. 30,  Mar. 25,
                                    1996       1995       1996      1995
Net sales                         $153,496   119,931    441,362   365,033
Cost of sales                      147,838   114,750    410,085   350,990

   Gross profit                      5,658     5,181     31,277    14,043
Selling, administrative and
  general expenses                   4,743     4,568     15,294    12,087

   Operating income                    915       613     15,983     1,956
Other (expense) income:
  Interest expense                    (352)     (401)    (1,131)   (1,180)
  Miscellaneous, net                    32        83        187       333
                                      (320)     (318)      (944)     (847)
   Earnings before minority
     interest and income taxes         595       295     15,039     1,109
Minority interest in partnership
  loss                                 828       500      1,133       854

   Earnings before income taxes      1,423       795     16,172     1,963
Income tax expense                     483       142      6,130       504

   Net earnings                   $    940       653     10,042     1,459

Net earnings per share            $    .06       .04        .69       .10
Weighted average outstanding
  shares                            14,529    14,714     14,522    14,746
Cash dividends per share          $    .01       .01        .03       .03



       See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                       Nine Months Ended
                                                     Mar. 30,     Mar. 25,
                                                      1996         1995
Cash flows from operating activities:
  Net earnings                                        $10,042        1,459
  Non-cash items included in net earnings:
     Depreciation                                      12,199       12,659
     Minority interest in partnership loss             (1,133)        (854)
     Deferred taxes                                      (636)      (1,015)
     Other                                                236           13
Changes in operating assets and liabilities:
     Trade accounts receivable                            382          515
     Inventories                                       (4,905)      (1,881)
     Accounts payable and accrued compensation and
        related expenses                                5,773        1,482
     Due to Gold Kist                                  (3,220)      (1,462)
     Income taxes                                      (1,853)        (242)
     Other                                             (1,451)      (1,723)
        Net cash provided by operating activities      15,434        8,951

Cash flows from investing activities:
  Acquisitions of property, plant and equipment        (6,796)      (4,049)
  Other                                                    84          122
        Net cash used in investing activities          (6,712)      (3,927)

Cash flows from financing activities:
  Capital contributed to partnership by Gold Kist        -           2,940
  Repayment of long-term debt, payable to Gold Kist      -          (8,240)
  Short-term borrowings (repayments), net, payable
   to Gold Kist                                           372        4,591
  Principal payments of long-term debt                 (8,001)      (3,001)
  Purchases of treasury stock                            -            (912)
  Dividends paid                                         (436)        (443)
        Net cash used in financing activities          (8,065)      (5,065)

        Net change in cash and cash equivalents           657          (41)

Cash and cash equivalents at beginning of period        2,720        3,912

Cash and cash equivalents at end of period            $ 3,377        3,871

Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)            $ 1,123        1,201
     Income taxes                                     $ 8,618        2,162



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

3. Inventories consist of the following:

                                    March 30, 1996      July 1, 1995
     Live poultry                        $31,667           26,234
     Feed, eggs, and supplies             12,258           11,512
     Marketable products                   7,761            9,035
                                         $51,686           46,781

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales
Net sales for the three and nine months ending March 30, 1996 increased 28.0% and 20.9%, respectively, as compared to the comparable periods a year ago. The net sales increase for the quarter ended March 30, 1996 was due primarily to a 10% increase in average selling prices and a 17% increase in pounds of poultry products sold. Higher seasonal broiler market prices continued in the current quarter as compared to the quarter ended March 25, 1995 due to lower than expected broiler production and the continuation of strong export demand. The increase in pounds sold was due primarily to improvements in plant processing yields and changes in product mix. For the three months ended March 30, 1996, the Company processed an average of 3.8 million broilers per week.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $42.5 million and $123.4 million, respectively, for the three months and nine months ended March 30, 1996 as compared to $30.8 million and $98.5 million for the comparable periods a year ago. The Company's food distribution facility in South Florida had net sales of $9.0 million and $25.2 million, respectively, for the three and nine months ended March 30, 1996 as compared to $8.4 million and $22.7 million for the same periods last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the three and nine months ended March 30, 1996 were 96.3% and 92.9%,respectively, as compared to 95.7% and 96.2%, respectively, for the comparable periods a year ago. The decreases in the percentage relationships for the quarter ended March 30, 1996 were the result of increased average selling prices and improved plant processing efficiency. These factors were partially offset by higher feed ingredient costs in the quarter ended March 30, 1996. The 18% increase in pounds sold during the current quarter contributed to the dollar increase in cost of sales. Although cash commodity prices for corn have increased over 80% above a year ago, the Company's forward purchasing strategies resulted in a 22.2% increase in feed ingredient costs, net for the quarter ended March 30, 1996 as compared to the same period last fiscal year.

Although   management  has   employed  various   risk  management
strategies to reduce the impact of further increases in feed grain costs over the next six months, feed ingredient costs for the remainder of fiscal 1996 are likely to trend higher. Market prices for feed grains continued to increase to record highs due to the weather reduced 1995 crop, export demand and the reluctance of U.S. livestock and poultry producers to significantly reduce animal numbers.

Selling, administrative, and general expenses
Selling, administrative and general expenses, as a percentage of net sales, were 3.1% and 3.5%, respectively, for the three and nine months ended March 30, 1996 as compared to 3.8% and 3.3% for the comparable periods last fiscal year. The increases in the percentage relationships were the result of higher incentive compensation expense related to the increase in earnings before income taxes and litigation related expenses.

Interest and other income
Interest expense for the three months ended March 30, 1996 was $352,000 as compared to $401,000 in the comparable period a year ago. The decrease was due primarily to lower average borrowings, which was partially offset by higher interest rates.

Minority interest in partnership loss
Minority interest in partnership loss of $828,000 for the three months ended March 30, 1996 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's quarterly gain. For the comparable period last fiscal year, Gold Kist's prorata share of the loss was $500,000. The loss for the quarter ended March 30, 1996 was due to operating losses in its fresh poultry operations. During the current quarter, Carolina Golden's deboning and further processing operations were profitable.

Earnings (loss) before income taxes
The Company had earnings before income taxes of $1.4 million for the three months ended March 30, 1996 as compared to $795,000 for the comparable quarter last fiscal year. The increase was due primarily to higher average selling prices and improved processing efficiency, which was partially offset by increased feed ingredient costs.

Income Taxes
The Company's combined federal and state income tax rate was 37.9% for the nine months ended March 30, 1996 as compared to 29.2% for fiscal 1995. The increase in the effective rate was due to the expiration of the federal targeted jobs tax credit program and the impact of the graduated federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1996, working capital, the current ratio, and shareholders' equity were $38.9 million, 1.93 to 1 and $98.6 million, respectively, as compared to $32.9 million, 1.83 to 1 and $88.9 million, respectively, at July 1, 1995. The Company's ratio of long-term debt to total capitalization was 4.7% at March 30, 1996 as compared to 12.3% at July 1, 1995. The Company has a $20.0 million revolving credit and term loan facility with a commercial bank. There were no outstanding borrowings under this facility at March 30, 1996. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $9.6 million was outstanding at March 30, 1996.

Net cash provided by operating activities of $15.3 million for the nine months ended March 30, 1996 resulted from net earnings adjusted for noncash charges. Uses of cash for the current nine month period included repayments of long-term debt totaling $8.0 million and $6.8 million in expenditures for property, plant and equipment. The increase in other current assets at March 30, 1996, as compared to July 1, 1996, is attributable to prepaid items, including income taxes and insurance. Accounts payable fluctuates throughout the business cycle in response to inventory levels and operating activities, as well as the timing of cash payments.

Capital expansion and improvements totaling $38.2 million were approved by the board of directors of which $35.0 million will be used to increase the processing capacity of the Russellville, Alabama division by 600,000 broilers per week. This project, which includes improvements to the hatchery, feed and processing plant, is expected to be operational by May 1997. These new projects are in addition to the original 1996 capital expenditures budget of $14.0 million. The Company expects capital expenditures of approximately $15.0 million for fiscal 1996.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report              Description of Exhibit

                  27                     Financial Data Schedule

     (b) Reports on Form 8-K.   Golden Poultry has not  filed any
         reports on Form 8-K during  the three months ended March
         30, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GOLDEN  POULTRY  COMPANY, INC.
                                    (Registrant)


Date       May 13, 1996
                                            Kenneth N. Whitmire
                                          Chief Executive Officer



Date       May 13, 1996
                                           Langley C. Thomas, Jr.
                                         Chief Financial Officer


                                                      Page 9



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN  POULTRY  COMPANY, INC.
                                        (Registrant)


Date       May 13, 1996              /s/ Kenneth N. Whitmire
                                         Kenneth N. Whitmire
                                       Chief Executive Officer


Date       May 13, 1996              /s/Langley C. Thomas, Jr.
                                        Langley C. Thomas, Jr.
                                       Chief Financial Officer