Form 10-K405
period 1996-06-29
GOLDEN POULTRY CO INC
filed 1996-09-18
CIK 758292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                  _______________
                                     FORM 10-K
         (Mark One)
         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended June 29, 1996
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

         Registrant's telephone number, including area code:
         (770) 393-5000
                            __________________________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

          As of August 28, 1996, the Registrant had 14,533,017 shares of Common Stock outstanding, of which 3,637,123 shares were owned by non-affiliates of the Registrant (shareholders other than Directors and Executive Officers of the Registrant, and beneficial holders of 5% or more of Registrant's outstanding Common Stock). The aggregate market value of the Common Stock held by non-affiliates is $39,099,072 based on the average of the bid and asked prices of such stock in the over-the-counter market on August 28, 1996. The exclusion of the market value of shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                        DOCUMENTS INCORPORATED BY REFERENCE
               Portions of the Registrant's Proxy Statement to be furnished to Shareholders in connection with its Annual
         Meeting of Shareholders to be held on October 23, 1996, are incorporated by reference into Part III.

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

         General

           Golden Poultry Company, Inc. ("Golden Poultry" or the "Company") is an integrated producer, processor, marketer and distributor of poultry products consisting primarily of fresh chicken cut and packaged to customer specifications. It sells processed whole chickens, chicken parts, and other value-added and further-processed poultry products to retail grocers and the commercial and institutional food service industry. The Company produces golden-skin broiler products at integrated poultry complexes to serve the Company's retail markets. The Company's retail products are marketed under the Gold Kist
         Farms   and Young 'n Tender  labels or under customer private
         labels and sold primarily in Florida, Georgia, California and the Mid-Atlantic, Northeastern and Midwestern United States. The Company also purchases and resells processed chicken, turkey, beef and pork products, ready-to-eat products, seafood products and dairy products.

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

           Breeding and Hatching. The Douglas, Sanford, Russellville and Sumter complexes contract on an incentive basis with pullet (young female chickens raised to become breeding hens) and breeder farm operators located near the Douglas, Sanford, Russellville and Sumter processing plants for the raising of poultry pullets and breeding stock. The breeding chickens lay eggs, which are then transported to the Company hatcheries in Douglas, Georgia, Siler City, North Carolina, Russellville, Alabama and Sumter, South Carolina for hatching. The Douglas hatchery has been expanded to a 49,700 square foot facility with a hatch capacity of 1,350,000 chicks per week. The Siler City hatchery has been expanded to 31,000 square feet increasing weekly hatch capacity to 870,000 chicks to accommodate operations at the Sanford processing facility.
         The Russellville hatchery is a 35,000 square foot facility with a fully utilized present hatch capacity of 875,000 chicks per week; the facility will be expanded in order to provide a weekly hatch capacity of 1.4 million chicks by December 1997. The Sumter hatchery has been expanded to 52,700 square feet which will facilitate a weekly hatch capacity of 1,350,000 chicks.

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

           Feed Mills. Poultry feed for broiler production at the Company's Douglas and Sanford grow-out farms and contract grower farms is manufactured at the Company's feed mills in Ambrose, Georgia, located 9 miles from the Douglas facility, and in Bonlee, North Carolina, 15 miles from the Sanford facility. The feed mill in Ambrose provides a capacity of 12,000 tons of feed per week for the Douglas operations; the feed mill in Bonlee has a capacity of 5,500 tons per week.
         The Company's feed mill in Pride, Alabama, serving the Russellville complex, has a capacity of 7,200 tons of feed per week. It is located approximately 28 miles from the Russellville facility. The Sumter complex feed mill serves the Company's grow-out farm and the complex's contract growers. It has a capacity of 6,500 tons per week. Feed ingredients for feed formulation are delivered by rail service to the feed mills, and formulated feed is delivered by the Company to the contract growers and the Company's farms by truck. Combined with Gold Kist's purchasing power and expertise, Company-owned feed mills give the Company significant advantages in quality and cost control.

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

           The facilities at the Russellville processing complex include a 110,000 square foot processing plant with wastewater treatment facilities, live bird holding facilities, and a service center for rolling stock. The processing facilities at Russellville have a capacity of 850,000 chickens per week. This facility includes deboning production and other further processing capability and utilizes two picking lines, two eviscerating lines, and two daily processing shifts. It is being expanded to provide a weekly processing capacity of 1.4 million chicks by December 1997.

           The Sumter complex has live bird holding facilities, wastewater treatment facilities, and a service center for rolling stock. The 435,000 square foot processing plant, with further processing capability, has a production capacity of
         1.4 million chickens per week on two shifts, utilizing four eviscerating lines and two picking lines.

           Acquisition of Siler City, North Carolina Poultry Processing Complex. In July 1996, the Company completed an acquisition of a poultry processing complex headquartered in Siler City, North Carolina. The complex consists of a 60,000 square foot processing plant with a processing capacity of 630,000 chickens per week on two shifts. The facilities also include a feed mill in Staley, North Carolina with a capacity of 4,000 tons of feed per week for the Siler City operations, and a 35,520 square foot hatchery in Staley, North Carolina with a weekly hatch capacity of 635,000 chicks. Products processed at the Siler City complex include whole chickens and chicken parts, deboned and further processed chicken products.

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

           Marketing and sales of the Company's fresh products are conducted primarily on a decentralized basis by Company management and sales personnel at the Douglas, Russellville, Sanford and Sumter complexes. Each complex has a sales manager and sales representatives to coordinate marketing and distribution efforts and to provide customer service. The Company uses local television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop brand recognition for the Gold Kist Farms and Young 'n Tender labels. The Company also uses independent brokers to sell its frozen chicken products.

           Products from Douglas are marketed principally to the Publix supermarket chain which has more than 400 stores located throughout Florida, Georgia and South Carolina. Douglas sells chicken to Publix in the form of whole, cut-up and packaged chicken and marinated and deboned chicken parts. In fiscal 1994, 1995 and 1996, net sales to Publix accounted for 22%, 21% and 19%, respectively, of the Company's net sales. Loss of Publix as a customer would adversely affect the Company if these revenues were not replaced by comparable sales to other customers. The remainder of the Douglas production is sold to a variety of domestic purchasers primarily in Florida and California and some customers in the export markets in the Far East and Caribbean. Some of these products are marketed under the Early Bird label. The Gold Kist Farms, Young 'n Tender and the Early Bird marks are registered trademarks licensed by Gold Kist to the Company on a royalty basis under non-exclusive license agreements.

           In fiscal 1994, 1995, and 1996, sales to Gold Kist represented approximately 21% , 20% and 21%, respectively, of the Company's net sales, principally pursuant to a marketing agreement between Gold Kist and Carolina Golden Products under which the Sumter complex supplies a significant portion of its further processed chicken products to Gold Kist at values which approximate market for cooperative marketing.

           Products from Sanford are marketed to retail and wholesale markets in North Carolina, the Mid-Atlantic, and the Midwestern and Northeastern United States and to export markets. Sanford sells ice pack and chill pack whole chicken, cut-up chicken and value-added packaged products. In addition, it produces tray-packed items and other specialized chicken products popular in the retail food market. These products are sold primarily under customers' private labels although Sanford sells some products under the Gold Kist Farms and Young 'n Tender labels.

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

         Administrative Services Agreement

           Gold Kist provides certain administrative, staff and operating functions for the Company pursuant to management services agreements which are renewable annually. Under the agreements, Gold Kist provides a broad range of corporate functions and services. The area of service include:
          (1) accounting, auditing and financial reporting, consultation and services;
          (2)  purchasing and distribution;
          (3)  marketing and advertising;
          (4)  poultry feed manufacturing and consultation services;
          (5)  engineering services;
          (6)  information systems processing and consultation;
          (7) research, quality assurance, veterinary and technical services;
          (8)  corporate protection and risk management services;
          (9)  real estate and corporate planning services;
          (10) human resources management;
          (11) communications and government and public relations; and
          (12) credit services.

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

         Human Resources

          As of July 1, 1996, the Company employed approximately 972 employees at its Sanford complex, 1,308 employees at its Douglas complex, 1,077 employees at its Russellville complex, 36 employees at its Pompano Beach distribution center, 18 employees at its Durham distribution center, approximately 2,247 employees in its Sumter complex, and approximately 5,658 employees in all of its operations. None of the operations are unionized.

         Executive Officers of the Registrant

          The Executive Officers of the Company who are elected to serve at the pleasure of the Board of Directors are as follows:

         Name                     Age    Position with the Company
         John Bekkers            51       Director, Chairman of the Board
                                          of Directors
         Gaylord O. Coan         60       Director, Vice Chairman of the
                                          Board of Directors
         Kenneth  N. Whitmire    58       Director, Chief Executive
                                          Officer
         E. Carlyle Ragans       50       President, Chief Operating
                                          Officer
         Sidney L. Prince        38       Vice President
         Norman R. Robinson      57       Vice President
         Jack L. Lawing          58       Secretary
         Langley C. Thomas, Jr.  43       Treasurer, Chief Financial
                                          Officer
         Don W. Mabe             43       President, Carolina Golden
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

          John Bekkers was elected Chairman of the Board of Directors of the Company on October 25, 1995; he had previously served as Vice President of the Company since July 27, 1995. Mr. Bekkers has served as President and Chief Operating Officer of Gold Kist since October 1995. He was Executive Vice President of Gold Kist from October 1994 to October 1995. He was Division Manager of the Gold Kist Northeast Alabama Poultry Division from May 1988 until October 1994.

          Gaylord O. Coan has been the Vice Chairman of the Board of Directors of the Company since October 1992, having previously served as Vice President of the Company from October 1991 until election to his current position. He is Chief Executive Officer of Gold Kist, a position he has held since October 1995. He previously served as President and Chief Operating Officer of Gold Kist from October 1991 to October 1995. Previously Mr. Coan served as Executive Vice President of Gold Kist from 1990 to October 1991. He also served as President of Golden Peanut Company, a peanut procurement, processing and marketing company headquartered in Atlanta, Georgia, from 1986 until 1990. Mr. Coan is a Director of the Archer Daniels Midland Company.

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

         Item 2.  Properties.

          Facilities used in the Company's business are described in "Item 1 - Business." The Company believes that its facilities are adequate and suitable for their respective uses. The Company owns all of its operating facilities, except for the Durham distribution facility leased from Gold Kist, and the Russellville, Alabama feed mill site which is leased from the Industrial Development Board of Colbert County, Alabama.
         There are no material encumbrances on the Company's facilities except for a mortgage deed on the Pompano Beach distribution facility with a $1.125 million balance at July 1, 1996. See
         Note 3 of "Notes to Consolidated Financial Statements."


         Item 3.  Legal Proceedings.
            In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers the companies (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested were the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of the Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of the Company stock outstanding. Upon motions for reconsideration filed by both parties to the action, the Court modified its memorandum opinion in a Final Judgment and Decree entered upon September 13, 1996, under which Gold Kist was relieved of the Court's requirement to acquire all of the shares of Company common stock not owned by Gold Kist and was directed to acquire only that Company stock held by any current officers or directors of Gold Kist and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem certain outstanding notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. The Company is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

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

      Period                           High                 Low

      Fiscal 1995

      First Quarter                      $7.75              $ 5.63
      Second Quarter                      7.25                5.56
      Third Quarter                       7.25                5.50
      Fourth Quarter                      6.50                5.75

      Fiscal 1996

      First Quarter                      $6.88               $5.75
      Second Quarter                      9.00                6.13
      Third Quarter                      12.25                8.25
      Fourth Quarter                     11.25                8.50

       As of August 28, 1996 there were 369 holders of record of the Company's Common Stock.

       The Company has paid cash dividends since January 1986.
      Prior to 1986, the Company did not declare or pay any cash dividends.

       As adjusted to reflect one for ten stock dividends in March 1994, the Company has paid quarterly cash dividends per share, as follows:

                                         1995                1996
      First Quarter                      $ .01              $ .01
      Second Quarter                       .01                .01
      Third Quarter                        .01                .01
      Fourth Quarter                       .01                .01

Item 6.  Selected Financial Data.

   The selected financial data presented below under the captions "Consolidated Statements of Operations Data" for each of the years in the five-year period ended June 29, 1996, and "Consolidated Balance Sheet Data" as of June 27, 1992, June 26, 1993, June 25, 1994, July 1, 1995, and June 29,
1996 are derived from the consolidated financial statements of Golden Poultry Company, Inc. and subsidiary, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of July 1, 1995 and June 29, 1996 and for each of the years in the three-year period ended June 29, 1996, and the report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the aforementioned consolidated financial statements and related notes, and the audit report, all included elsewhere herein.

                                                                   For Fiscal Years Ended
                                                  June 27,   June 26,   June 25,    July 1,  June 29,
                                                    1992       1993       1994       1995      1996
                                                       (In thousands, except per share data)
Consolidated Statements of Operations Data:
   Net sales  . . . . . . . . . . . . . . . .     $336,806   $388,330   $447,139   $505,975  $600,237
   Cost of sales  . . . . . . . . . . . . . .      330,759    363,407    427,607    486,064   552,184

   Gross profit . . . . . . . . . . . . . . .        6,047     24,923     19,532     19,911    48,053
   Selling, administrative and general
       expenses . . . . . . . . . . . . . . .       13,120     15,272     16,122     16,687    20,999
   Operating income (loss)  . . . . . . . . .       (7,073)     9,651      3,410      3,224    27,054
   Other (expense) income:
       Interest expense . . . . . . . . . . .       (2,273)    (2,366)    (1,311)    (1,703)   (1,459)
       Interest income  . . . . . . . . . . .            6         74         67         12         7
       Miscellaneous, net . . . . . . . . . .          767      1,044        299        381       208
                                                    (1,500)    (1,248)      (945)    (1,310)   (1,244)

   Earnings (loss) before minority interest,
     income taxes, and cumulative effect
     of change in accounting principle  . . .       (8,573)     8,403      2,465      1,914    25,810
   Minority interest in partnership (earnings)
     loss . . . . . . . . . . . . . . . . . .        5,751      4,102      3,259      1,965      (243)
   Earnings (loss) before income taxes and
     cumulative effect of change in
     accounting principle . . . . . . . . . .       (2,822)    12,505      5,724      3,879    25,567
   Income tax expense (benefit) . . . . . . .       (1,044)     4,642      1,676      1,132     9,526
   Earnings (loss) before cumulative
     effect of change in
     accounting principle . . . . . . . . .         (1,778)     7,863      4,048      2,747    16,041
   Cumulative effect of change in
     accounting principle, net of
     income tax benefit of $748 (A)   . . . .       (1,517)      -          -          -          -

   Net earnings (loss)  . . . . . . . . . . .      $ (3,295) $  7,863    $ 4,048   $  2,747   $16,041

   Net earnings (loss) per share:
     Earnings (loss) before cumulative
       effect of change in accounting
       principle  . . . . . . . . . . . . . .      $   (.12) $   .53     $   .27    $   .19   $  1.10
     Cumulative effect of change in
       accounting principle . . . . . . . . .      $   (.10) $    -      $   -      $   -     $  -
     Net earnings (loss)  . . . . . . . . . .      $   (.22) $   .53     $   .27    $   .19   $  1.10
Cash dividends per share              . . . .      $   .033  $  .034     $  .037    $   .04   $   .04

Note A:  In fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 106,
         "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                                                     As of
                                              June 27,    June 26,    June 25,     July 1,    June 29,
                                                1992        1993        1994        1995        1996
Consolidated Balance Sheet Data:
   Total assets . . . . . . . . . . . .       $143,922    $141,435    $154,500    $155,604    $163,979
   Property, plant and equipment, net .         93,856      82,407      87,591      79,573      73,738
   Working capital  . . . . . . . . . .         22,718      31,599      24,824      32,938      44,535
   Long-term debt . . . . . . . . . . .          8,823       7,648      13,462      12,425       4,840
   Long-term debt, payable to Gold Kist         25,000      20,000        -           -           -
   Other liabilities  . . . . . . . . .          2,664       2,473       3,720       4,509       5,495
   Shareholders' equity . . . . . . . .         77,928      85,308      88,220      88,886     104,357

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

   In 1992, market prices for corn and soybean meal, principally feed grains, increased as supplies came more in balance with world demand. Exports to the Commonwealth of Independent States contributed to this increase. During fiscal 1993, market prices for corn declined about 5% due to the record 1992 corn harvest. As a result of the midwestern floods in 1993, market prices for corn and soybeans for fiscal 1994 increased 21% and 9%, respectively. Due to increased production of U.S. feed grains in 1994, feed ingredient costs declined in fiscal 1995. Average cash market prices for corn and soybean meal increased 59% and 30%, respectively, during 1996 as compared to 1995 due to the weather reduced 1995 harvest and strong export demand. Based upon planted acreage in the United States, feed ingredient prices are likely to moderate in 1997 assuming favorable weather conditions during the summer of 1996.

   Broiler market prices remained at low levels throughout most of fiscal 1992 due to the economic recession affecting the United States, the decline in poultry exports and excess industry supply. As the United States economy improved in 1992 and early 1993, market prices for broilers for fiscal 1993 increased approximately 5% as a result of increased consumer demand for poultry products. In fiscal 1994, broiler market prices increased approximately 6% as a result of the improvement in the domestic economy and the increases in poultry exports. During fiscal 1995, broiler market prices declined approximately 5% due primarily to the large supply of competing meats, such as beef and pork, and the continuation of poultry industry expansion. During 1996, average broiler market prices increased approximately 10% as compared to 1995 as a result of hot, dry weather conditions that lowered meat production in the summer of 1995, as well as lower than expected poultry industry expansion and favorable export markets.

   According to USDA estimates, the supply of broilers is expected to increase at a 5.5% rate in 1996 and a 5.7% rate in 1997 as compared to the 6.7% average annual increase between 1992 and 1995. Management is unable to predict whether such conditions will continue in the future or to what extent cyclical pressures will affect the Company's operations.

Results of Operations

                                                              Percentage Relationships to Net Sales
                                                                     For Fiscal Years Ended

                                                          June 25,           July 1,        June 29,
                                                            1994              1995              1996

Net sales . . . . . . . . . . . . . . . . . . . . .         100.00%           100.00%         100.00%
Cost of sales . . . . . . . . . . . . . . . . . . .          95.63             96.06           91.99
Gross profit  . . . . . . . . . . . . . . . . . . .           4.37              3.94            8.01
Selling, administrative and general expenses  . . .           3.61              3.30            3.50

Operating income  . . . . . . . . . . . . . . . . .            .76               .64            4.51
Other (expense) income:
  Interest expense  . . . . . . . . . . . . . . . .           (.28)             (.34)           (.24)
  Miscellaneous . . . . . . . . . . . . . . . . . .            .07               .08             .03
Earnings before minority interest and income taxes             .55               .38            4.30
Minority interest in partnership (earnings) loss  .            .73               .39            (.04)

Earnings before income taxes  . . . . . . . . . . .           1.28               .77            4.26
Income tax expense  . . . . . . . . . . . . . . . .            .37               .23            1.59
Net earnings (loss)   . . . . . . . . . . . . . . .            .91%              .54%           2.67%

Fiscal 1996 compared to fiscal 1995

  Net  Sales.    Net  sales  for  1996  were  $600.2 million,  an  increase  of approximately 19% from net sales of $506.0 million for 1995. The increase in net sales was the result of a 10% increase in average selling prices and a 9%
increase  in  pounds  of   broiler  products  marketed.    The   Company  sold
approximately 884.5 million  pounds of broiler products in 1996 as compared to
813.4 million pounds in 1995. The increase in pounds of broilers marketed was due to changes in product mix requiring larger broilers for the production of
deboned products.   Broiler market prices strengthened in 1996  as a result of lower than expected U.S. broiler production and strong export demand.

  Consolidated net sales include the net sales of Carolina Golden Products, a consolidated partnership, which had net sales of $167.7 million and $136.9 million, respectively, for fiscal 1996 and 1995. Net sales of Carolina Golden Products include $127.7 million in net sales of further-processed poultry
products  to Gold Kist.   These further-processed products  are resold under a
joint marketing agreement; whereby, similar products produced by Gold Kist and Carolina Golden Products are marketed by Gold Kist. The Company's perishable food distribution facility in South Florida had net sales of $33.6 million and $31.7 million, respectively, for fiscal 1996 and 1995.

  Cost of Sales.  Fiscal  1996 cost of sales decreased  to 91.99% of  net sales
from  96.06% of  net sales  in fiscal 1995.   The  decrease in  the percentage
relationship was primarily the result of the increase in average selling prices, which was partially offset by higher feed ingredient costs. Although cash commodity prices for feed grains, such as corn and soybean meal increased 59% and 30%, respectively, from a year ago, the Company's forward purchasing and hedging strategies resulted in an 8% increase in feed ingredient costs for fiscal 1996. Improvements in processing efficiency also contributed to the decline in the percentage relationship. Fiscal 1996 cost of sales included $32.6 million associated with the perishable food distribution facility in South Florida as compared to $30.6 million for 1995.

  Selling, administrative  and general expenses.   Selling, administrative  and
general expenses for fiscal 1996 were $21.0 million or 3.50% of net sales as compared to $16.7 million or 3.30% of net sales in fiscal 1995. The increase in the percentage relationship was due primarily to increased incentive compensation expense related to the improvement in net earnings.

  Interest and  other income.   Fiscal 1996  interest expense  of $1.5  million
decreased $244,000 as  compared to fiscal  1995 as a  result of lower  average
borrowings.   The  Company recorded  capitalized construction  period interest credits of $72,000 and $93,000, respectively, during fiscal 1996 and 1995.

  Minority  interest in  partnership (earnings)  loss.   Minority  interest  in
partnership earnings of $243,000 for fiscal 1996 represents Gold Kist's 49% pro rata share of Carolina Golden Products' earnings. For 1995, Gold Kist's pro rata share of Carolina Golden Products' loss was $2.0 million. (See note 1(a) of Notes to Consolidated Financial Statements.) Carolina Golden Products had earnings of $497,000 for 1996 as compared to a loss of $4.0 million in
1995.   Earnings  for  1996 resulted  from  improved performance  in  further-
processing operations and higher average selling prices.

  Earnings  before income taxes.   Fiscal 1996 earnings  before income taxes of
$25.6 million compares to $3.9 million for 1995. The increase in earnings before income taxes was due to higher average selling prices and improvements in plant operations. These factors were partially offset by increased feed ingredient costs.

  Income  taxes.   The  Company's effective  tax rate  was  37.3% for  1996  as compared to 29.2% for 1995. The increase in the effective rate was due to the expiration of targeted jobs credits and the increase in the federal statutory income tax rate for 1996 to 35%. The federal statutory rate for 1995 was 34%.

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

  Minority  interest in  partnership loss.   Minority  interest in  partnership
loss of approximately $2.0 million and $3.3 million for fiscal 1995 and 1994, respectively, represents Gold Kist's 49% pro rata share of Carolina Golden
Products'  loss.    (See   note  1(a)  of  Notes  to   Consolidated  Financial
Statements.) The decline in partnership loss resulted from improved operating performance in further-processing operations, which was partially offset by weak broiler market prices in fresh poultry operations.

  Earnings before income  taxes.  Fiscal 1995  earnings before income taxes  of
$3.9 million  compares  to $5.7  million  for fiscal  1994.   The  decline  in
earnings before income taxes reflects the decrease in average selling prices, which was partially offset by lower feed ingredient prices.

  Income  taxes.   The  Company's  effective tax  rate  was 29.2%  for 1995  as compared  to 29.3% for 1994.  The effective  rates for 1995 and 1994 reflected
the impact of targeted jobs credits.   The federal statutory rate was 34%  for
1995 and 1994.


Liquidity and Capital Resources

  The Company's liquidity is dependent upon cash flows from operations and the ability to obtain additional financing from external sources and Gold Kist. In August 1996, the Company extended its $25.0 million revolving credit and term loan facility with a commercial bank. The revolver extends until 1998, when the outstanding borrowings may be converted to a term loan payable over
five years.   In addition, the  Company has a $15.0  million short-term credit facility with Gold Kist. There was no outstanding borrowings under either of these facilities at June 29, 1996. In August 1996, the Company established a new $25.0 million revolving credit facility with a commercial bank.

  At June 29, 1996,  working capital was  $44.5 million, the current ratio  was
2.14  to 1  and shareholders'  equity was  $104.4 million.   This  compared to
working capital of $32.9 million, a current ratio of 1.83 to 1 and shareholders' equity of $88.9 million at July 1, 1995. The Company's ratio of long-term debt to total capitalization decreased to 4.4% at June 29, 1996 as compared to 12.3% at July 1, 1995. The improvement in the liquidity measures, working capital and current ratio, was due to net cash provided by operating activities and a reduction in expenditures for property, plant and equipment. During 1996, inventories increased primarily as a result of the impact of higher feed grain costs on live poultry and feed ingredient inventories. The increase in accounts receivable at June 29, 1996, as compared to the prior fiscal year, was due primarily to higher average selling prices for poultry products.

  Covenants under the terms of industrial development bonds and the revolving credit and term loan agreement require the Company to maintain certain financial ratios and minimum levels of working capital and tangible net worth
(see  note 3  of  Notes to  Consolidated  Financial Statements).    Additional
provisions impose restrictions  on future borrowings  and investments.   Under
the industrial development bond covenants, the Company must maintain net earnings, plus depreciation expense, equal to or greater than 170% of the total of the current portion of long-term debt. The revolving credit and term loan agreement covenants require the Company to maintain a 1.5 to 1 ratio of earnings before interest and taxes to interest expense on a rolling eight quarter basis.

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

  During fiscal 1994, 1995 and 1996, the Company's cash used in investment activities principally involved capital expenditures to construct, expand and
improve  broiler  production, processing  and  distribution  facilities.   The
sources of cash for these expenditures were cash flows generated from operating activities, long-term borrowings and additional partnership equity. During fiscal 1996, net cash provided by operations was used to repay borrowings and purchase property, plant and equipment.

  Fiscal 1994 capital expenditures of $21.7 million included a major expansion of the processing plant at the Douglas, Georgia Complex and an additional fresh processing line at the Sumter, South Carolina facility. The completion of the two projects increased the Company's processing capacity to 4.3 million broilers per week. During fiscal 1996, the Company processed an average of
3.9 million  broilers per  week.   Fiscal 1995 and  1996 expenditures  of $9.0
million  and   $12.6  million,  respectively,  included   additional  further-
processing capabilities at the Sumter complex and general improvements to existing production facilities. In July 1996, the Company acquired poultry production facilities at Siler City, North Carolina for approximately $11.0
million.   The complex,  which includes a  hatchery, feed mill  and processing plant, is capable of processing 630,000 broilers per week. In addition to the Siler City, North Carolina purchase, the Company anticipates fiscal 1997 capital expenditures of approximately $51.0 million for replacements and upgrading to existing operations, as well as the construction of additional processing capacity at its Russellville, Alabama facility.

  Approximately 19% of the Company's net sales in fiscal 1996 were to one customer, a major retail grocery chain. Management is unable to predict with any degree of certainty what effect the loss of this major customer would have on future results of operations and liquidity. However, the loss of the customer would, in the opinion of management, adversely affect results of operations if sales from the customer were not replaced by comparable sales to other customers.

  Management believes existing cash, amounts available under existing credit arrangements, and expected cash to be provided from operations will be sufficient to maintain cash flows adequate for the Company's growth and operational objectives during fiscal 1997.

Future Accounting Requirements

  In  March  1995,  Statement  of  Financial  Accounting  Standards  No.   121,
"Accounting for Impairment of  Long-Lived Assets and for Long-Lived  Assets to
be  Disposed  Of" (SFAS  121) was  issued.   SFAS  121  established accounting
standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, or to be disposed of. The Company does not believe the adoption of SFAS 121 in fiscal year 1997 will have a significant impact on the Company's financial condition or results of operations.

  In  October  1995,  Statement of  Financial  Accounting  Standards  No.  123,
"Accounting for Stock-Based  Compensation" (SFAS  123) was issued.   SFAS  123
encourages companies to adopt a fair value based method of accounting for stock-based compensation plans in place of the intrinsic value based method provided for by Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued  to Employees" (APB 25).   Companies which continue  to apply the
provisions of APB 25 must make pro forma disclosures in the notes to their financial statements of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company plans to adopt SFAS 123 in fiscal year 1997 on a pro forma disclosure basis.

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

Item 8.  Financial Statements and Supplementary Data.


                                     INDEX


                                                                        Page

FINANCIAL STATEMENTS:
Independent Auditors' Report                                             17

Consolidated Balance Sheets as of July 1, 1995 and June 29, 1996         18
Consolidated Statements of Operations for the years ended
 June 25, 1994, July 1, 1995 and June 29, 1996                           19

Consolidated Statements of Shareholders' Equity for the years
 ended June 25, 1994, July 1, 1995 and June 29, 1996                     20
Consolidated Statements of Cash Flows for the years ended
 June 25, 1994, July 1, 1995 and June 29, 1996                           21

Notes to Consolidated Financial Statements                               22


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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Poultry Company, Inc. and subsidiary as of July 1, 1995 and June 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1996, in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP


Atlanta, Georgia
August 2, 1996


                                     GOLDEN POULTRY COMPANY, INC.

                                      CONSOLIDATED BALANCE SHEETS

                                        (Amounts in thousands)

                                                                    July 1, 1995         June 29, 1996
                                                ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . .         $   2,720                 2,599
 Trade accounts receivable less allowance for doubtful
  accounts of $264 in 1995 and $31 in 1996  . . . . . . . . .            21,632                23,654
 Inventories (note 1(c))  . . . . . . . . . . . . . . . . . .            46,781                54,903
 Other.   . . . . . . . . . . . . . . . . . . . . . . . . . .             1,635                 2,468
  Total current assets  . . . . . . . . . . . . . . . . . . .            72,768                83,624

Property, plant and equipment, net (notes 1(d) and 3) . . . .            79,573                73,738
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .             3,263                 6,617
                                                                       $155,604               163,979

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt (note 3)   . . . . . . . .          $  1,036                   585
 Short-term borrowings from Gold Kist (notes 3 and 7)   . . .             9,221                  -
 Accounts payable   . . . . . . . . . . . . . . . . . . . . .            19,325                26,292
 Due to Gold Kist (note 7)  . . . . . . . . . . . . . . . . .             5,075                 1,207
 Income taxes payable (note 2)  . . . . . . . . . . . . . . .               485                 2,705
 Accrued compensation and related expenses  . . . . . . . . .             4,688                 8,300
  Total current liabilities   . . . . . . . . . . . . . . . .            39,830                39,089

Long-term debt, excluding current portion (note 3)  . . . . .            12,425                 4,840
Other liabilities (note 6)  . . . . . . . . . . . . . . . . .             4,509                 5,495
  Total liabilities   . . . . . . . . . . . . . . . . . . . .            56,764                49,424
Minority interest in consolidated partnership . . . . . . . .             9,954                10,198
Shareholders' equity (note 4):
 Preferred stock, $1.00 par value.  Authorized 1,000
  shares; no shares issued  . . . . . . . . . . . . . . . . .              -                     -
 Common stock, no stated par value.  Authorized 20,000
  shares; issued 14,866 shares at July 1, 1995
  and 14,882 shares at June 29, 1996  . . . . . . . . . . . .            65,363                65,464
 Retained earnings  . . . . . . . . . . . . . . . . . . . . .            25,653                41,112
                                                                         91,016               106,576
Less treasury stock, at cost, 348 shares at July 1, 1995
 and 358 shares at June 29, 1996  . . . . . . . . . . . . . .             2,130                 2,219
      Total shareholders' equity  . . . . . . . . . . . . . .            88,886               104,357
Contingencies (notes 7 and 9)
                                                                       $155,604               163,979


                     See accompanying notes to consolidated financial statements.

                                     GOLDEN POULTRY COMPANY, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands, except per share data)

                                                                           Years Ended
                                                           June 25, 1994   July 1, 1995  June 29, 1996

Net sales (includes $95,787, $124,275 and
   $161,409 to Gold Kist)-(notes 7 and 8) . . . . . .          $447,139        505,975        600,237
Cost of sales (includes purchases of $37,576,
   $44,522 and $59,930 from Gold Kist)-
   (note 7) . . . . . . . . . . . . . . . . . . . . .           427,607        486,064        552,184
        Gross profit  . . . . . . . . . . . . . . . .            19,532         19,911         48,053
Selling, administrative and general expenses (includes
   administrative expenses of $6,041, $6,042 and
   $7,713 paid to Gold Kist)-(notes 5, 6 and 7) . . .            16,122         16,687         20,999
        Operating income  . . . . . . . . . . . . . .             3,410          3,224         27,054
Other (expense) income:
      Interest expense (includes interest expense of $988,
        $1,073 and $1,113 paid to Gold Kist)-(notes 1(d),
     3 and 7)   . . . . . . . . . . . . . . . . . . .            (1,311)        (1,703)        (1,459)
  Interest income   . . . . . . . . . . . . . . . . .                67             12              7
  Miscellaneous, net  . . . . . . . . . . . . . . . .               299            381            208
                                                                   (945)        (1,310)        (1,244)
        Earnings before minority interest and
         income taxes . . . . . . . . . . . . . . . .             2,465          1,914         25,810
Minority interest in partnership (earnings) loss  . .             3,259          1,965           (243)

        Earnings before income taxes  . . . . . . . .             5,724          3,879         25,567
Income tax expense-(note 2) . . . . . . . . . . . . .             1,676          1,132          9,526
        Net earnings  . . . . . . . . . . . . . . . .          $  4,048          2,747         16,041

Net earnings per share (notes 1(f) and 4)                      $    .27            .19           1.10



                     See accompanying notes to consolidated financial statements.

                                     GOLDEN POULTRY COMPANY, INC.

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            For the Years Ended June 25, 1994, July 1, 1995
                                           and June 29, 1996

                                        (Amounts in thousands)



                                                                                          Total
                                           Common stock        Retained    Treasury    shareholders'
                                        Shares      Amount     earnings      stock        equity
Balance at June 26, 1993  . . . .       14,859     $65,308       20,000          -          85,308
Net earnings  . . . . . . . . . .          -           -          4,048          -           4,048
Purchase of treasury stock  . . .          -           -            -           (608)         (608)
Shares awarded  . . . . . . . . .            3          27          -            -              27
Cash dividends at $.037 per share         -            -           (555)          -           (555)
Balance at June 25, 1994  . . . .       14,862      65,335       23,493         (608)       88,220
Net earnings  . . . . . . . . . .          -           -          2,747          -           2,747
Purchase of treasury stock  . . .          -           -            -         (1,522)       (1,522)
Shares awarded  . . . . . . . . .            4          28          -            -              28
Cash dividends at $.04 per share           -           -           (587)         -            (587)
Balance at July 1, 1995 . . . . .       14,866      65,363       25,653       (2,130)       88,886
Net earnings  . . . . . . . . . .          -           -         16,041          -          16,041
Purchase of treasury stock  . . .          -           -            -            (89)          (89)
Shares issued under stock option
   plan . . . . . . . . . . . . .           12          75          -            -              75
Shares awarded  . . . . . . . . .            4          26          -            -              26
Cash dividends at $.04 per share           -           -           (582)         -            (582)

Balance at June 29, 1996  . . . .       14,882    $ 65,464       41,112       (2,219)      104,357



                     See accompanying notes to consolidated financial statements.


                                     GOLDEN POULTRY COMPANY, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Amounts in thousands)


                                                                        Years Ended
                                                       June 25, 1994    July 1, 1995    June 29, 1996
Cash flows from operating activities:
 Net earnings   . . . . . . . . . . . . . . . . . .         $ 4,048           2,747           16,041
 Non-cash items included in net earnings:
  Depreciation  . . . . . . . . . . . . . . . . . .          16,411          16,905           15,499
  Minority interest in partnership earnings (loss)           (3,259)         (1,965)             243
  Deferred income taxes   . . . . . . . . . . . . .          (1,463)         (1,437)          (1,490)
  Other   . . . . . . . . . . . . . . . . . . . . .             768             738            1,133
 Changes in operating assets and liabilities:
    Trade accounts receivable . . . . . . . . . . .          (2,589)         (3,719)          (2,022)
    Inventories . . . . . . . . . . . . . . . . . .          (7,536)         (5,090)          (8,122)
    Accounts payable and accrued compensation and
     related expenses . . . . . . . . . . . . . . .           4,401           2,010           10,579
    Due to Gold Kist  . . . . . . . . . . . . . . .           1,727            (799)          (3,868)
    Income taxes  . . . . . . . . . . . . . . . . .            (232)            243            2,220
    Other . . . . . . . . . . . . . . . . . . . . .             110             (13)            (128)
     Net cash provided by operating activities  . .          12,386           9,620           30,085
Cash flows from investing activities:
 Acquisitions of property, plant and equipment  . .         (21,661)         (9,011)         (12,571)
 Other  . . . . . . . . . . . . . . . . . . . . . .             117             118              192
     Net cash used in investing activities  . . . .         (21,544)         (8,893)         (12,379)

Cash flows from financing activities:
 Capital contributed to partnership by Gold Kist             11,760           2,940             -
 Repayments of long-term debt, payable to Gold Kist         (11,760)         (8,240)            -
 Short-term borrowings, net, payable to Gold Kist               879           6,648          (9,221)
 Proceeds from long-term debt   . . . . . . . . . .           7,000            -                -
 Principal payments of long-term debt   . . . . . .          (1,175)         (1,186)         (8,036)
 Dividends paid   . . . . . . . . . . . . . . . . .            (555)           (587)           (582)
 Purchase of treasury shares  . . . . . . . . . . .            (608)         (1,522)            (89)
 Other  . . . . . . . . . . . . . . . . . . . . . .              27              28             101
     Net cash provided by (used in) financing
      activities  . . . . . . . . . . . . . . . . .           5,568          (1,919)        (17,827)

Net change in cash and cash equivalents . . . . . .          (3,590)         (1,192)           (121)
Cash and cash equivalents at beginning of year  . .           7,502           3,912           2,720

Cash and cash equivalents at end of year  . . . . .        $  3,912           2,720           2,599

Supplemental disclosure of cash flow information:
 Cash paid during the years for:
  Interest (net of amounts capitalized)   . . . . .       $   1,491           1,657           1,536
  Income taxes  . . . . . . . . . . . . . . . . . .       $   3,371           2,326           8,796


                     See accompanying notes to consolidated financial statements.




                         GOLDEN POULTRY COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 25, 1994, July 1, 1995 and June 29, 1996



(1)   Summary of Significant Accounting Policies

   Golden Poultry Company, Inc. is a fully integrated broiler producer which is majority owned by Gold Kist Inc. (Gold Kist). The Company is headquartered in Atlanta, Georgia and operates four poultry complexes located in the Southeast. The Company's principal activities include broiler production, processing and marketing. The Company includes Golden Poultry Company, Inc., a consolidated partnership and a subsidiary. The accounting reporting policies of the Company conform to generally accepted accounting principles and to general practice in the poultry industry. The following is a summary of the significant accounting policies.

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

   (c)   Inventories

         Live poultry consists of broilers and breeders. Broilers are stated at the lower of average cost or market and breeders are stated at average cost less accumulated amortization. Inventories of feed, eggs and supplies are stated at the lower of cost (first-in, first-out or average) or market. Marketable products are stated at net realizable value. The Company hedges varying amounts of its poultry feed ingredient purchases to minimize the risk of adverse price fluctuations. Futures contracts are accounted for as hedges and option contracts are accounted for at market. Gains or losses on futures and options transactions are included as adjustments to product cost.


                         GOLDEN POULTRY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Inventories consist of the following:

                                               1995        1996
                                                (In thousands)

            Live poultry  . . . . . . . . .   $26,234      32,255
            Feed, eggs and supplies . . . .    11,512      13,069
            Marketable products . . . . . .     9,035       9,579
                                              $46,781      54,903

   (d)   Property, Plant and Equipment

         Property, plant  and equipment is  stated at cost.   Depreciation  of
      plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

         Property, plant and equipment consists of the following:

                                                1995     1996
                                                (In thousands)
            Land  . . . . . . . . . . . . .  $  4,543       4,543
            Land improvements . . . . . . .     6,956       6,998
            Buildings . . . . . . . . . . .    52,201      53,216
            Machinery and equipment . . . .   100,249     105,697
            Construction in progress  . . .     3,032       2,603
                                              166,981     173,057
            Less accumulated depreciation .    87,408      99,319
                                             $ 79,573      73,738


         The Company capitalized interest costs of $226,000, $93,000 and $72,000 as a component of the cost of major asset construction for the years 1994, 1995 and 1996, respectively.

   (e)   Income Taxes

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

   (f)   Earnings Per Share

         Net earnings per share are based on the weighted average number of shares outstanding for each year, which was 14,858,000 for 1994, 14,690,000 for 1995 and 14,524,000 for 1996. The dilutive effect of stock options is not significant.


                         GOLDEN POULTRY COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   (g)   Fiscal Year

         The Company  employs a  52/53  week fiscal  year.   The  consolidated
      financial statements for 1994, 1995 and 1996 reflect 52, 53 and 52 week years, respectively. Fiscal 1997 will be a 52 week year.

   (h)   Fair Value of Financial Instruments

         The Company's financial instruments include primarily cash and cash equivalents, trade receivables and payables and debt. Because of the short maturity of cash equivalents, trade receivables and payables, certain short-term debt which matures in less than one year and long-term debt with variable interest rates, the carrying value approximates fair value. The Company's financial instruments are considered to have an estimated fair value which approximates carrying value at June 29, 1996.

   (i)   Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2)   Income Taxes

      The provision for income tax expense from operations consists of the following:

                                              1994        1995        1996
                                                      (In thousands)
   Current:
      Federal   . . . . . . . . . . . . . .   $ 2,810       2,272       9,984
      State   . . . . . . . . . . . . . . .       329         297       1,032
                                                3,139       2,569      11,016
   Deferred:
      Federal . . . . . . . . . . . . . . .    (1,350)     (1,301)     (1,384)
      State . . . . . . . . . . . . . . . .      (113)       (136)       (106)
                                               (1,463)     (1,437)     (1,490)

            Total                             $ 1,676       1,132       9,526

   The Company's combined federal and state effective tax rates from operations for 1994, 1995 and 1996 were 32.2%, 29.2% and 37.3%, respectively. The federal statutory rate was 34% for 1994 and 1995 and 35% for 1996. A reconciliation of income tax expense from operations for the applicable year follows:

                                               1994        1995        1996
                                                     (In thousands)
   Income tax expense at statutory rate . .    $1,946       1,319       8,948
   State income tax expense, net of
       Federal income tax   . . . . . . . .       217         196         671
   Targeted jobs credits  . . . . . . . . .      (299)       (315)       -
   Other  . . . . . . . . . . . . . . . . .      (188)        (68)        (93)
                                               $1,676       1,132       9,526

                         GOLDEN POULTRY COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 1, 1995 and June 29, 1996 are as follows:

                                                           1995         1996
                                                            (In thousands)
   Deferred tax assets:
      Accrued employee compensation expense . . . .        $2,784       3,967
      Depreciation  . . . . . . . . . . . . . . . .         1,525       1,945
      State tax operating loss carryforwards  . . .           535         482
      Other . . . . . . . . . . . . . . . . . . . .           366         253
         Gross deferred tax assets  . . . . . . . .         5,210       6,647
      Valuation allowance . . . . . . . . . . . . .          (535)       (482)
         Net deferred tax assets  . . . . . . . . .        $4,675       6,165

   The Company's management believes the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income.

(3)   Short-Term Borrowings and Long-Term Debt

   Long-term debt consists of the following:

                                                                               1995           1996
                                                                                  (In thousands)
   Revolving credit agreement with a commercial bank (weighted average
      rate of 6.7% at July 1, 1995)   . . . . . . . . . . . . . . . . .      $ 7,000            -

   Colbert County, Alabama tax-exempt industrial development bonds with floating interest rates dated February 1, 1990 payable in
      annual installments of $450 with final installment of $2,050
      due on February 1, 2002; secured by Colbert County feed mill  . .        4,750          4,300
   Douglas-Coffee County, Georgia tax-exempt industrial development bonds with floating interest rates dated December 31, 1985 payable in quarterly installments of $153 with final installment of $145
      due on January 1, 1996; secured by Coffee County feed mill  . . .          451           -

   Promissory term note, to an individual, dated May 4, 1987, interest at 9% payable in monthly installments of $20 for fifteen years with final payment due on June 1, 2002; secured by distribution
      facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,260          1,125
            Total long-term debt  . . . . . . . . . . . . . . . . . . .       13,461          5,425
   Less current portion . . . . . . . . . . . . . . . . . . . . . . . .        1,036            585

            Long-term debt, excluding current portion . . . . . . . . .      $12,425          4,840

   The effective interest rates for 1995 and 1996 were 3.7% and 3.9%, respectively, on the Colbert County, Alabama industrial development bonds.

   A concurrent exchange agreement of the Company's interest obligation on the Douglas-Coffee County, Georgia industrial development bonds for another party's obligations, with respect to interest payments on an equivalent amount of fixed-rate indebtedness, reduces the Company's exposure to fluctuations in the floating rate. The effective interest rates for 1995 and 1996 were 7.4% and 3.8%, respectively.

                         GOLDEN POULTRY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   During August 1996, the Company extended its $25 million revolving credit and term loan facility with a commercial bank. The revolver extends to 1998, when the outstanding borrowings may be converted to a term loan payable in quarterly installments over five years. An annual commitment fee of .375% is payable quarterly on the unused portion of the revolver. The revolving credit facility bears interest at prime or below. In addition, the Company has a $15 million revolving credit facility with Gold Kist. The revolving credit facility with Gold Kist bears interest at prime. There were no outstanding borrowings under these facilities at June 29, 1996.

   Under provisions of the industrial development bonds and the revolving credit and term loan facility, the Company is required to maintain certain financial ratios and a minimum level of working capital. The Company is also required to maintain specified amounts of tangible net worth. Other provisions impose restrictions on future borrowings.

   Annual required principal repayments of existing long-term debt (assumes revolving credit agreement will be converted to a term loan) for the five fiscal years subsequent to June 29, 1996 are as follows (in thousands):

                     Years ending:
                     June 28, 1997  . . . . . . . . .   $585
                     June 27, 1998  . . . . . . . . .    612
                     June 26, 1999  . . . . . . . . .    627
                     July 1, 2000   . . . . . . . . .    644
                     July 1, 2001   . . . . . . . . .    662


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

(5)  Employee Benefits

   The Company participates in two noncontributory multiemployer defined benefit pension plans of Gold Kist which cover substantially all employees meeting the service requirements. The Company also participates in the voluntary Profit Sharing and Investment Plan of Gold Kist. Total pension expense charged to the Company's operations was $606,000 for 1994, $713,000 for 1995 and $744,000 for 1996.

   The Company  has  a long-term  incentive  plan which  allows the  Board  of
Directors to grant incentive stock options and award common stock to employees, officers and certain directors. Under the terms of the plan, 756,250 shares of the Company's common stock may be issued for options granted and stock awards. At July 1, 1995 and June 29, 1996, incentive stock options outstanding were 265,002 shares and 266,374 shares, respectively, with exercise prices per share ranging from $4.86 to $8.22. At June 29, 1996, incentive stock options exercisable were 212,989 shares. These options are exercisable up to ten years after the date of grant. At June 29, 1996, options for 12,385 common shares had been exercised under this plan.

(6)  Postretirement Benefits Other Than Pensions

   The Company provides health care and death benefits to substantially all retired employees, covered dependents and their beneficiaries. Generally, employees who have attained age 55 and who have 10 years of service are eligible for these benefits. In addition, employees with less than 10 years of service who retired before July 1, 1992


                         GOLDEN POULTRY COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


are eligible for these benefits. The health care and death benefit plans are contributory and coverages increase with increased years of service. The cost of postretirement benefits other than pensions has been recognized on an accrual basis as employees perform services to earn the benefits.

   Postretirement health and death benefit expenses for 1994, 1995 and 1996 included the following components:

                                                              1994        1995        1996
   Service cost - benefits earned during the year . . .       $470         514         664
   Interest cost  . . . . . . . . . . . . . . . . . . .        239         299         361
                                                              $709         813       1,025

   The Company's postretirement benefit plans are not funded. The status of the plans at July 1, 1995 and June 29, 1996 was as follows:

                                                                        July 1, 1995    June 29, 1996
   Actuarial present value of accumulated postretirement                       (In thousands)
     benefit obligation:

      Retirees  . . . . . . . . . . . . . . . . . . . . . . . . .           $  890              923
      Fully eligible active plan participants   . . . . . . . . .              646              924
      Other active plan participants  . . . . . . . . . . . . . .            2,825            4,018
                                                                             4,361            5,865
      Unrecognized prior service cost   . . . . . . . . . . . . .             -               (149)
      Unrecognized net loss from experience differences   . . . .             -               (187)
                                                                            $4,361           5,529

   The health care cost trend rate used to determine the accumulated postretirement benefit obligation at July 1, 1995 was 9%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The health care cost trend rate used to determine the accumulated postretirement benefit obligation at June 29, 1996 was 8%, declining ratably to 5% by the year 2001 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 8.00% at July 1, 1995 and June 29, 1996, respectively. A one-percent increase in the health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at June 29, 1996 by approximately 16% and net postretirement health care cost by 17%.

                         GOLDEN POULTRY COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(7)  Related Party Transactions

   A summary of the transactions with Gold Kist follows:

                                                                           Years Ended
                                                             June 25,         July 1,        June 29,
                                                               1994           1995             1996
                                                                          (In thousands)

   Due to Gold Kist and long-term debt and short-term
     borrowings, payable to Gold Kist, beginning
      balance   . . . . . . . . . . . . . . . . . . .       $ 25,841         16,687           14,296
     Transactions included in the consolidated
      statements of operations:
      Sales   . . . . . . . . . . . . . . . . . . . .        (95,787)      (124,275)        (161,409)
      Purchases at market prices  . . . . . . . . . .         32,318         38,898           50,261
      Purchases at cost   . . . . . . . . . . . . . .          5,258          5,624            9,669
      Administrative expenses   . . . . . . . . . . .          6,041          6,042            7,713
      Interest expense  . . . . . . . . . . . . . . .            988          1,073            1,113
      Miscellaneous expense, net  . . . . . . . . . .             35             42               43
     Capital contributed to partnership . . . . . . .        (11,760)        (2,940)            -
     Dividends to Gold Kist . . . . . . . . . . . . .            394            424              424
     Net cash transferred from Gold Kist  . . . . . .         53,359         72,721           79,097
   Due to Gold Kist and current portion of long-term
     debt and short-term borrowings, payable to Gold
     Kist, ending balance . . . . . . . . . . . . . .       $ 16,687         14,296            1,207


   Sales and purchases of dressed and further processed poultry products with Gold Kist approximate current market prices. Purchases of feed ingredients, finished feed and live broilers from Gold Kist are at cost. Administrative expenses represent management services, including incentive compensation, paid to Gold Kist by the Company.

   Gold Kist provides, for the Company, certain administrative, staff, and operating functions pursuant to a management services agreement which is renewable annually. The Company pays to Gold Kist an amount representing Gold Kist's cost in providing these functions, plus 5.8% of the Company's earnings before income taxes if the rate of return on assets employed exceeds 10%, or 3.5% of earnings before income taxes if the rate of return on assets employed is positive, but is less than 10%. The Company paid $5.8 million, $5.9 million and $6.2 million for 1994, 1995 and 1996, respectively, representing Gold Kist's cost, exclusive of the incentive amounts based on earnings, to provide these functions. The incentive compensation amounts paid to Gold Kist for 1994, 1995 and 1996 were $200,000, $136,000 and $1,483,000, respectively.

   Gold Kist provides a revolving credit facility with advances available up to $15 million bearing interest at prime. At June 29, 1996, there were no amounts outstanding under the revolving credit facility (see note 3).

     As of June 29, 1996, financing for approximately 363 broiler and breeder houses operated by the Company's contract growers was provided by AgraTrade Financing, Inc., a wholly-owned subsidiary of Gold Kist. The Company has agreed to indemnify AgraTrade Financing for an amount equal to fifty percent of credit losses related to loans and/or leases made to the Company's contract growers. At June 29, 1996, AgraTrade Financing had lease and loan agreements with contract growers for approximately $28.0 million. As of June 29, 1996, there have been no credit losses related to the loans and leases guaranteed under this agreement, which has been in effect since October 1988.

                         GOLDEN POULTRY COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(8)   Supplemental Financial Information

     In each of the years ended 1994, 1995 and 1996, 22%, 20% and 19%, respectively, of the Company's net sales were to one customer, a major grocery store chain located in Georgia and Florida. At June 29, 1996, receivables from this customer represented 25% of the Company's trade accounts receivable.


(9)   Contingencies

     In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested were the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered an Order in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist. On September 13, 1996, subsequent to Motions for Reconsideration filed by the plaintiffs and Gold Kist, the Court entered a Final Judgment and Decree amending its July 2, 1996 Order. The Final Judgment and Decree relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors. There are approximately 309,000 shares and options of Golden Poultry common stock owned by Gold Kist officers and directors. The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

(10)  Quarterly Financial Data (Unaudited)
     (In thousands, except per share data)

                                                Fiscal 1996 Quarters

                                         First     Second   Third   Fourth
Net sales . . . . . . . . . . . . .    $143,624   144,242  153,496  158,875
Gross profit  . . . . . . . . . . .      11,303    14,316    5,658   16,776
Net earnings  . . . . . . . . . . .       4,002     5,100      940    5,999
Net earnings per share  . . . . . .         .28       .35      .06      .41

                                                Fiscal 1995 Quarters

                                         First     Second   Third   Fourth
Net sales . . . . . . . . . . . . .    $127,243   117,859  119,931  140,942
Gross profit  . . . . . . . . . . .       4,962     3,900    5,181    5,868
Net earnings (loss) . . . . . . . .         834       (28)     653    1,288
Net earnings (loss) per share . . . . . .   .06       .00      .04      .09

Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.

       This item is not applicable.

                                  PART III

      Item 10.     Directors and Executive Officers of the
       Registrant.

       Information relating to the Company's Directors is set forth under the heading "Election of Directors" contained in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on October 23, 1996, and is incorporated herein by reference. Information relating to the Executive Officers of the Company is contained in Part I hereof.

      Item 11.     Executive Compensation.

       The information set forth under the heading "Executive
      Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on October 23, 1996, is incorporated herein by reference.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The information set forth under the heading "Ownership of Securities" in the Company's Proxy Statement for the Annual
      Meeting of Shareholders to be held on October 23, 1996, is incorporated herein by reference.

      Item 13.     Certain Relationships and Related Transactions.

       The information set forth under the heading "Certain
      Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held
      October 23, 1996, is incorporated herein by reference.


                             PART IV

      Item 14.     Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.

       (a) The following documents are filed as a part of this report:

            (1) Consolidated Financial Statements (included herein at pages 17-29):

                   Independent Auditors' Report

                   Consolidated Balance Sheets--July 1, 1995 and
                   June 29, 1996

                   Consolidated Statements of Operations--Years
                   Ended June 25, 1994, July 1, 1995  and June 29,
                   1996

                   Consolidated Statements of Shareholders' Equity-- Years Ended June 25, 1994,
                   July 1, 1995 and June 29, 1996

                   Consolidated Statements of Cash Flows--Years
                   Ended June 25, 1994, July 1, 1995 and June 29,
                   1996

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

3 (a) (5)               Restated and Amended             Report filed on         Exhibit 3(a)(5)
                        Articles of Incorpora-           Form 10-Q dated
                        tion of the Company              February 12, 1990

3 (b)                   By-Laws of the Company,          Report filed on         Exhibit 3(b)
                        as amended                       Form 10-Q dated
                                                         February 8, 1993

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

4 (f)                   Amendment dated as of            Report filed on         Exhibit 4(f)
                        May 25, 1994, to Revolving       Form 10-K, dated
                        Credit and Term Loan             September 15, 1994
                        Agreement with Trust Company
                        Bank

4 (g)                   Amendment dated as of            Report filed on         Exhibit 4(g)
                        May 25, 1995, to Revolving       Form 10-K, dated
                        Credit and Term Loan             September 21, 1995
                        Agreement with Trust Company
                        Bank

10 (a) (1)              Form of Deferred Compensation    Registration filed      Exhibit 10(a)(1)
                        Agreement between Gold Kist      on Form S-1 (Regis-
                        and certain executive officers   tration No. 33-7756)
                        of Gold Kist*

10 (a) (2)              Form of Supplemental Exec-       Registration filed      Exhibit 10(a)(2)
                        utive Retirement Income          on Form S-1 (Regis-
                        Agreement between Gold Kist      tration No. 33-7756)
                        and certain executive
                        officers of Gold Kist and
                        Resolution of Gold Kist
                        Board of Directors
                        authorizing Gold Kist
                        Supplemental Executive
                        Retirement Plan*

10(b) (1)               Golden Poultry Management        Registration filed      Exhibit 10(b)(1)
                        Bonus Program*                   on Form S-1 (Regis-
                                                         tration No. 33-7756)

10 (b) (2)              Gold Kist Management Bonus       Registration filed      Exhibit 10(b)(2)
                        Program*                         on Form S-1 (Regis-
                                                         tration No. 33-7756)

10 (b) (3)              1988 Golden Poultry Long         Report filed on         Exhibit 10(b)(3)
                        Term Incentive Plan*             Form 10-Q dated
                                                         February 6, 1989

10 (b) (4)              1989 Golden Poultry              Report filed on         Exhibit 10(b)(4)
                        Non-Employee Directors           Form 10-Q dated
                        Stock Award Plan*                February 12, 1990

10 (b)(5)               Amended and Restated 1989        Report filed on         Exhibit 10(b)(5)
                        Non-Employee Directors Stock     Form 10-Q dated
                        Award Plan*                      February 8, 1993

10(b)(6)                Gold Kist Executive Savings      Form filed on           Exhibit 10(b)(6)
                        Plan as amended *                Form 10-K dated
                                                         September 21, 1995

10(b)(7)                Gold Kist Split Dollar           Form filed on           Exhibit 10(b)(7)
                        Life Insurance Plan *            Form 10-K dated
                                                         September 21, 1995

10 (c) (1)              Service Agreement executed       Registration filed      Exhibit 10(c)(1)
                        as of July 1, 1986, between      on Form S-1 (Regis-
                        the Company and Gold             tration No. 33-7756)
                        Kist Inc.

10 (c) (2)              Amendment to Service             Report filed on         Exhibit 10(c)(2)
                        Agreement, executed as of        Form 10-K, dated
                        July 25, 1990, between the       September 26, 1990
                        Company and Gold Kist
                        Inc.

10 (c) (3)              Broker Agreement executed        Report filed on         Exhibit 10(c)(2)
                        as of June 28, 1987, by          Form 10-Q dated
                        the Company and                  February 9, 1988
                        Gold Kist Inc.

10 (c) (4)              Trademark license agreement      Registration filed      Exhibit 10(c)(4)
                        executed as of June              on Form S-1 (Regis-
                        27, 1984,between the             tration No. 33-7756)
                        Company and Gold Kist Inc.

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

10 (c) (7)              Third Amendment to Trademark
                        License Agreement executed as of
                        May 8, 1996, between the Company
                        and Gold Kist Inc.

10 (c) (8)              Lease agreement executed as      Registration filed      Exhibit 10(c)(6)
                        of July 1, 1986, between         on Form S-1 (Regis-
                        the Company and Gold Kist        tration No. 33-7756)
                        Inc.

10 (c) (9)              Amendment to Lease Agreement     Report filed on         Exhibit 10(c)(7)
                        executed as of June 1,           Form 10-K, dated
                        1987, between the Company        September 22, 1987
                        and Gold Kist Inc.

10 (c) (10)             Export Services Agreement        Report filed on         Exhibit 10(c)(8)
                        executed January 29, 1988,       Form 10-Q dated
                        by the Company and Gold          May 9, 1988
                        Kist Inc.

10 (c) (11)             Commission and Representa-       Report filed on         Exhibit 10(c)(9)
                        tive Agreement executed          Form 10-Q dated
                        January 29, 1988, by the         May 9, 1988
                        Company and GKX, Inc.

10 (c) (12)             Guaranty Agreement executed      Report filed on         Exhibit 10(c)(10)
                        as of October 12, 1988, by       Form 10-Q dated
                        the Company in favor of          February 6, 1989
                        AgraTrade Financing, Inc.

10 (d) (1)              Lease agreement executed         Report filed on         Exhibit 10(d)(6)
                        as of February 1, 1990,          Form 10-Q dated
                        between the Company and          May 14, 1990
                        the Industrial Development
                        Board of Colbert County,
                        Alabama

10 (d) (2)              Guaranty Agreement               Report filed on         Exhibit 10(d)(7)
                        executed as of February          Form 10-Q dated
                        1, 1990, by the Company          May 14, 1990
                        in favor of Trust Company
                        Bank, Atlanta, Georgia



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
                        Company and Gold Kist.

10 (h)                  Hen Co., Inc. (Georgia)          Report filed on Form    Exhibit 10(i)
                        Shareholders' Agreement          10-K dated September
                        executed June 15, 1988, by       21, 1988
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


      (b)  Reports on Form 8-K.

           A current report on Form 8-K was filed with the Commission on July 8, 1996, reporting the developments in litigation concerning the Company which are set forth in Item 3, Legal Proceedings, of this report.

      SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, Georgia on the 17th day of September, 1996.

                                        GOLDEN POULTRY COMPANY, INC.
      Dated:  September 17, 1996        By:/S/ K. N. Whitmire
                                        K. N. WHITMIRE,
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                    DATE

      /s/ K. N. Whitmire       Chief Executive Officer        September 17 , 1996
      K. N. Whitmire           (Principal Executive Officer)

      /s/ L. C. Thomas, Jr.    Treasurer, Chief               September 17, 1996
      L. C. Thomas, Jr.        Financial Officer
                               (Principal Financial Officer)

       /s/ S. A. Burdell       Assistant Treasurer            September 17, 1996
      S. A. Burdell            (Principal Accounting Officer)

       /s/ J. Bekkers          Chairman of the Board,         September 17, 1996
      J. Bekkers               Director

       /s/ G. O. Coan          Vice Chairman of the           September 12, 1996
      G. O. Coan               Board, Director

       /s/ H. O. Chitwood      Director                       September 17, 1996
      H. O. Chitwood

       /s/ W. W. Gaston        Director                       September 17, 1996
      W. W. Gaston

       /s/ P. J. Gibbons       Director                       September 17, 1996
      P. J. Gibbons

       /s/ H. R. Holding       Director                       September 12, 1996
      H. R. Holding

       /s/ J. H. Levergood     Director                       September 17, 1996
      J. H. Levergood

       /s/ J. W. McIntyre      Director                       September 17, 1996
      J. W. McIntyre

       /s/ D. W. Sands         Director                       September 17, 1996
      D. W. Sands

       /s/ J. L. Stewart       Director                       September 17, 1996
            J. L. Stewart

       /s/ K. N. Whitmire      Director                       September 17, 1996
            K. N. Whitmire

                            ACCOUNTANTS' CONSENT

      The Board of Directors
      Golden Poultry Company, Inc.:

                We consent to incorporation by reference in the Registration Statement (No. 33-26094) on Form S-8 of Golden Poultry Company, Inc. of our report dated August 2, 1996, relating to the consolidated balance sheets of Golden Poultry Company, Inc. and subsidiary as of July 1, 1995 and June 29, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended June 29, 1996, which report appears in the June 29, 1996, annual report on Form 10-K of Golden Poultry Company, Inc.


                                      KPMG Peat Marwick LLP


      Atlanta, Georgia
      September 17, 1996

                        INDEX TO EXHIBITS


      Designation                                      Sequentially
        Exhibit                                         Numbered
      in this Report        Description of Exhibit         Page

      10(c)(7)              Third Amendment to
                            Trademark License Agreement
                            executed as of May 8, 1996,
                            between the Company and
                            Gold Kist Inc.

      27                    Financial Data Schedule




