Form 10-Q
period 1996-09-28
GOLDEN POULTRY CO INC
filed 1996-11-12
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 28, 1996     Commission File No.
0-14960

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


                                    OUTSTANDING AS OF
                  CLASS             November 11, 1996

               Common Stock, No
                 Par Value              14,527,433



           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX



                                                          Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                September 28, 1996 and June 29, 1996  . .    1

              Consolidated Statements of Operations -
                Three Months ended September 28, 1996 and
                September 30, 1995 . . . . . . . . . . .     2

                Consolidated Statements of Cash Flows -
                Three Months Ended September 28, 1996
                and September 30, 1995. . . . . . . . . .    3

                Notes to Consolidated Financial
                 Statements   . . . . . . . . . . . . . .  4 - 5


     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition . . . . . . . . . . .  6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    9

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .    9



                                                                    Page 1

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)

                                             Sept. 28, 1996   June 29, 1996
                   ASSETS
Current assets:
   Cash and cash equivalent                     $  3,704           2,599
   Trade accounts receivable less allowance
     for doubtful accounts of $31 at
     Sept. 28, 1996 and at June 29, 1996          27,884          23,654
   Inventories (note 3)                           62,031          54,903
   Other                                           6,559           2,468
        Total current assets                     100,178          83,624
Property, plant and equipment, net                86,834          73,738
Other assets                                       4,487           6,617
                                                $191,499         163,679

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $    599             585
   Short-term borrowings from Gold Kist
    (note 4)                                       9,503             -
   Accounts payable                               36,729          26,292
   Due to Gold Kist                                5,520           1,207
   Income taxes payable                            2,477           2,705
   Accrued compensation and related expenses       6,608           8,300
        Total current liabilities                 61,436          39,089
Long-term debt, excluding current portion          6,590           4,840
Other liabilities                                  5,495           5,495
        Total liabilities                         73,521          49,424
Minority interest in consolidated partnership     10,468          10,198
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued       -               -
    Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,882
    shares at Sept. 28, 1996 and at
    June 29, 1996                                 65,464          65,464
    Retained earnings                             44,265          41,112
                                                 109,729         106,576

   Less treasury stock, at cost, 358 shares
    at Sept. 28, 1996 and June 29, 1996            2,219           2,219
        Total shareholders' equity               107,510         104,357
Contingency (note 5)
                                                $191,499         163,979



             See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                             Three Months Ended
                                           Sept. 28,     Sept. 30
                                              1996         1995
Net sales                                   $175,700        143,624
Cost of sales                                164,689        132,321

     Gross profit                             11,011         11,303
Selling, administrative and general
 expenses                                      5,306          5,102
     Operating income                          5,705          6,201
Other (expense) income:
 Interest expense                               (256)          (455)
 Miscellaneous, net                              123             76
                                                (133)          (379)
     Earnings before minority interest
         and income taxes                      5,572          5,822

Minority interest in partnership loss           (271)           563

     Earnings before income taxes              5,301          6,385

Income taxes                                   2,003          2,383
     Net earnings                           $  3,298          4,002
Net earnings per share                      $    .23            .28
Weighted average outstanding shares           14,523         14,518
Cash dividends per share                    $    .01            .01



             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                     Three Months Ended
                                                    Sept. 28,    Sept. 30,
                                                      1996         1995
Cash flows from operating activities:
  Net earnings                                       $  3,298        4,002
  Non-cash items included in net earnings:
     Depreciation                                       3,278        4,256
     Minority interest in partnership gain (loss)         271         (563)
     Deferred taxes                                      (399)        (212)
     Other                                                -            (10)
Changes in operating assets and liabilities:
     Trade accounts receivable                         (4,230)         275
     Inventories                                       (7,128)         483
     Accounts payable and accrued compensation and
        related expenses                                8,745        4,228
     Due to Gold Kist                                   3,641         (162)
     Income taxes                                        (228)       2,118
     Other                                             (4,066)      (3,594)
        Net cash provided by operating activities       3,182       10,821

Cash flows from investing activities:
  Acquisitions of property, plant and equipment       (13,875)      (2,100)
  Other                                                     3           23
        Net cash used in investing activities         (13,872)      (2,077)

Cash flows from financing activities:
     Short-term borrowings (repayments), net, payable
     to Gold Kist                                      10,176       (2,086)
  Principal payments of long-term debt                    (36)      (6,186)
  Proceeds from long-term debt                          1,800            -
  Dividends paid                                         (145)        (145)
        Net cash used in financing activities          11,795       (8,417)

        Net change in cash and cash equivalents         1,105          327

Cash and cash equivalents at beginning of period        2,599        2,720

Cash and cash equivalents at end of period           $  3,704        3,047

Supplemental disclosure of cash flow information:
  Cash paid during the periods for:
     Interest (net of amounts capitalized)           $    256          458
     Income taxes                                    $  2,630          477



             See Accompanying Notes to Consolidated Financial Statements.

           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)

1. The accompanying unaudited consolidated financial statements reflect the accounts of Golden Poultry Company, Inc. and its subsidiary and a majority owned partnership, Carolina Golden Products Company (collectively, "the Company"). These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements on pages 11 through 15 and pages 22 through 29, respectively, of the Company's Annual Report in the previously filed Form 10-K for the year ended June 29, 1996.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of results for the entire year.

3. Inventories consist of the following:

                                    September 28, 1996    June 29, 1996
     Live poultry                        $38,732           32,255
     Feed, eggs, and supplies             13,091           13,069
     Marketable products                  10,208            9,579
                                         $62,031           54,903


4. The  amounts  outstanding  represent  borrowings  by  Carolina
   Golden  Products  under   a  $15.0  million  Revolving  Credit
   Agreement with Gold Kist.

5. In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v.
   Harold  O.  Chitwood,  individually  in  his  capacity  as  an officer of  Gold Kist  and a  Director of  Golden Poultry;  et
   al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested were the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996, subsequent to Motions for Reconsideration filed by the plaintiffs and Gold Kist, the court entered a Final Judgment and Decree amending its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors. An appeal of the Final Judgment may be filed by the parties, which could have the effect of staying the Final Judgment pending the outcome of any appeal. These are approximately 309,000 shares and options of the Golden Poultry common stock owned by Gold Kist officers and directors. The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales
Net sales for the quarter ending September 28, 1996 were 175.1 million, an increase of 22.3% from 143.6 million in the quarter ended September 30, 1995. The net sales increase was primarily the result of a 8.9% increase in average selling prices and a 12.5% increase in pounds of broiler products sold. Broiler market prices for the quarter ended September 28, 1996 increased as compared to the same quarter last year due to the slowdown in industry expansion and the continuation of strong export sales. The increase in broiler pounds sold was due to the Siler City acquisition in July 1996 and changes in product mix. During the quarter ended September 28, 1996, the Company sold approximately
235.6 million pounds of broiler products as compared to 209.5 million in the comparable quarter a year ago.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $48.5 million for the three months ended September 28, 1996 as compared to $39.5 million for the comparable period a year ago. The Company's food distribution facility in South Florida had net sales of $9.0 million for the quarter ended September 28, 1996 as compared to $7.0 million for the same period last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the quarter ended September 28, 1996 was 93.7%, as compared to 92.1% for the quarter ended September 30, 1995. The increase in the percentage relationship was primarily the result of the increase in feed ingredient costs. The 12.5% increase in pounds sold during the current quarter contributed to the dollar increase in cost of sales. For the quarter ended September 28, 1996, feed ingredient costs were approximately 33% higher than in the comparable quarter a year ago. The increase in the percentage relationship was partially offset by the increase in average selling prices.

During July - August 1996, market prices for feed grains continued to increase to record highs due to the weather reduced 1995 crop, export demand and the reluctance of U.S. livestock and poultry producers to significantly reduce animal numbers. However, market prices for corn and soybeans since August 1996 have declined in anticipation of a substantial 1996 U.S. harvest.

Selling, administrative, and general expenses
Selling, administrative and general expenses, as a percentage of net sales, was 3.0% for the three months ended September 28, 1996 as compared to 3.6% for the comparable period last fiscal year. The decrease in the percentage relationship was the result of the growth in net sales and the decrease in litigation related expenses.

Interest and other income
Interest expense for  the three months  ended September 28,  1996 was $256,000 as compared  to $455,000 in the comparable  period a
year  ago.   The decrease   was  due primarily  to lower  average
borrowings.

Minority interest in partnership loss
Minority interest in partnership gain of $271,000 for the three months ended September 28, 1996 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's loss. For the comparable period last fiscal year, Gold Kist's prorata share of the loss was $563,000. Earnings for the quarter ended September 28, 1996 resulted from improved performance in further-processing operations and higher average selling prices.

Earnings before income taxes
The Company had earnings before income taxes of $5.3 million for the three months ended September 28, 1996 as compared to $6.4 million for the comparable quarter last fiscal year. The decrease was due primarily to higher feed ingredient costs which were partially offset by increased selling prices.

Income Taxes
The Company's combined Federal and state income tax rate was 37.8% for the quarter ended September 28, 1996 as compared to 37.3% for the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1996, working capital, the current ratio, and shareholders' equity were $38.7 million, 1.63 to 1 and $107.5 million, respectively, as compared to $44.5 million, 2.14 to 1 and $104.4 million, respectively, at June 29, 1996. The Company's ratio of long-term debt to total capitalization was 5.8% at September 28, 1996 as compared to 4.4% at June 29, 1996. The Company has revolving credit facilities with two commercial banks totaling $45.0 million, of which $1.8 million was outstanding at September 28, 1996. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $9.5 million was outstanding at September 28, 1996.

Net cash provided by operating activities of $3.3 million for the three months ended September 28, 1996 resulted from net earnings adjusted for noncash charges. Increased trade accounts receivable and inventories at September 28, 1995 as compared to June 29, 1996 resulted from the acquisition of the Siler City, N.C. operation in July 1996 and the impact of increased feed grain prices on field inventories. Uses of cash for the current quarter included $13.9 million in expenditures for property, plant and equipment.

Additional capital improvements totaling $5.0 million were approved for equipment necessary to produce chill-pak poultry products at the Siler City, N.C. operation. The Company expects capital expenditures of approximately $56.0 million for fiscal 1997.

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

                   PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et
     al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of the Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of the Company stock outstanding. Upon motions for reconsideration filed by both parties to the action, the Court modified its memorandum opinion in a Final Judgment and Decree entered upon September 13, 1996, which was clarified and reaffirmed by order of the Court dated November 4, 1996, under which Gold Kist was relieved of the Court's requirement to acquire all of the shares of Company common stock not owned by Gold Kist and was directed to acquire only that Company stock held by any current officers or directors of Gold Kist and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem certain outstanding notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. The Company is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
             in this Report           Description of Exhibit
                   4 (h)              $25,000,000 Master Note
                                      dated August 19, 1996
                                      with Wachovia Bank of
                                      Georgia, N.A.

                  27                  Financial Data Schedule

     (b) Reports on Form 8-K.   Golden Poultry has not  filed any
         reports  on  Form  8-K  during the  three  months  ended
         September 28, 1996.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOLDEN POULTRY COMPANY INC.
                                          (Registrant)

Date       November 11, 1996
                                          Kenneth N. Whitmire
                                        Chief Executive  Officer


Date       November 11, 1996
                                         Langley C. Thomas, Jr.
                                         Chief Financial Officer

                                                           Page 9

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit

        Designation of Exhibit
             in this Report           Description of Exhibit
                   4 (h)              $25,000,000 Master Note
                                      dated August 19, 1996
                                      with Wachovia Bank of
                                      Georgia, N.A.

                  27                  Financial Data Schedule

     (b) Reports on Form 8-K.   Golden Poultry has not  filed any
         reports  on  Form  8-K  during the  three  months  ended
         September 28, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOLDEN POULTRY COMPANY, INC.
                                          (Registrant)


Date  November 11, 1996           /s/ Kenneth N. Whitmire
                                      Kenneth N. Whitmire
                                    Chief Executive Officer

Date  November 11, 1996          /s/Langley C. Thomas, Jr.
                                    Langley C. Thomas, Jr.
                                    Chief Financial Officer