Form 10-Q
period 1996-12-28
GOLDEN POULTRY CO INC
filed 1997-01-28
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended December 28, 1996     Commission File No.
0-14960

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

                                    OUTSTANDING AS OF
                  CLASS             January 27, 1997

               Common Stock, No
                 Par Value              14,623,813



           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX


                                                       Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                December 28, 1996 and June 29, 1996   . .    1

              Consolidated Statements of Operations -
                Three Months and Six Months
                Ended December 28, 1996 and
                December 30, 1995   . . . . . . . . . . .    2

                Consolidated Statements of Cash Flows -
                Six Months Ended December 28, 1996
                and December 30, 1995. . .  . . . . . . .    3

                Notes to Consolidated Financial
                 Statements   . . . . . . . . . . . .   . . 4 - 5


     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . . . .   6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . .    9

     Item 5.  Other Information  . . . . . . . . . . . . .  10

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .   11


                                                                   Page 1
                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)

                                               Dec. 28,1996   June 29, 1996
                   ASSETS

Current assets:
   Cash and cash equivalent                     $  3,395           2,599
   Trade accounts receivable less allowance
     for doubtful accounts of $33 at
     Dec. 28, 1996 and $31 at June 29, 1996       27,102          23,654
   Inventories (note 3)                           63,002          54,903
   Other                                           5,443           2,468
        Total current assets                      98,942          83,624
Property, plant and equipment, net                94,974          73,738
Other assets                                       4,843           6,617
                                                $198,759         163,979

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $    599             585
   Short-term borrowings from Gold Kist
    (note 4)                                       7,282             -
   Accounts payable                               33,185          26,292
   Due to Gold Kist                                5,260           1,207
   Income taxes payable                              289           2,705
   Accrued compensation and related expenses       6,692           8,300
        Total current liabilities                 53,307          39,089
Long-term debt, excluding current portion         17,754           4,840
Other liabilities                                  5,495           5,495
        Total liabilities                         76,556          49,424
Minority interest in consolidated partnership     11,582          10,198
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued       -               -
    Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,886
    shares at Dec. 28, 1996 and 14,882 at
    June 29, 1996                                 65,507          65,464
    Retained earnings                             47,333          41,112
                                                 112,840         106,576

   Less treasury stock, at cost, 358 shares
    at Dec. 28, 1996 and June 29, 1996             2,219           2,219
        Total shareholders' equity               110,621         104,357
Contingency (note 5)
                                                $198,759         163,979


             See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)

                                  Three Months Ended    Six Months Ended
                                  Dec. 28,   Dec. 30,   Dec. 28,  Dec. 30,
                                    1996       1995       1996      1995
Net sales                         $182,004   144,242    357,704   287,866
Cost of sales                      169,637   129,926    334,326   262,247
   Gross profit                     12,367    14,316     23,378    25,619
Selling, administrative and
  general expenses                   5,617     5,449     10,923    10,551
   Operating income                  6,750     8,867     12,455    15,068
Other (expense) income:
  Interest expense                    (362)     (324)      (618)     (779)
  Miscellaneous, net                   (65)       79         58       155
                                      (427)     (245)      (560)     (624)
Earnings before minority
     interest and income taxes       6,323     8,622     11,895    14,444

Minority interest in partnership
  (gain)loss                        (1,114)     (258)    (1,385)      305
   Earnings before income taxes      5,209     8,364     10,510    14,749

Income tax expense                   1,995     3,264      3,998     5,647
   Net earnings                   $  3,214     5,100      6,512     9,102

Net earnings per share            $    .22       .35        .45       .63
Weighted average outstanding
  shares                            14,526    14,522     14,525    14,519
Cash dividends per share          $    .01       .01        .02       .02



             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                       Six Months Ended
                                                     Dec. 28,     Dec. 30,
                                                      1996         1995
Cash flows from operating activities:
  Net earnings                                        $ 6,512        9,102
  Non-cash items included in net earnings:
     Depreciation                                       6,423        8,720
     Minority interest in partnership gain (loss)       1,385         (305)
     Deferred taxes                                      (866)        (388)
     Other                                                 99           74
Changes in operating assets and liabilities:
     Trade accounts receivable                         (3,447)        (105)
     Inventories                                       (8,099)      (2,410)
     Accounts payable and accrued compensation and
         related expenses                               5,286        7,655
     Due to Gold Kist                                   3,380       (2,855)
     Income taxes                                      (2,416)         456
     Other                                             (2,843)      (2,456)
        Net cash provided by operating activities       5,414       17,488

Cash flows from investing activities:
  Acquisitions of property, plant and equipment       (25,271)      (4,110)
  Other                                                    61           55
       Net cash used in investing activities          (25,210)      (4,055)

Cash flows from financing activities:
  Short-term borrowings (repayments), net, payable
     to Gold Kist                                       7,954       (3,877)
  Principal payments of long-term debt                    (72)      (7,372)
  Proceeds from long-term debt                         13,000            -
  Dividends paid                                         (290)        (290)
        Net cash provided by (used in)
        financing activities                           20,592      (11,539)

       Net change in cash and cash equivalents            796        1,894

Cash and cash equivalents at beginning of period        2,599        2,720

Cash and cash equivalents at end of period            $ 3,395        4,614

Supplemental disclosure of cash flow information:
   Cash paid during the periods for:
      Interest (net of amounts capitalized)           $    618         772
      Income taxes                                    $  7,280       5,578


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

3. Inventories consist of the following:

                                    December 28, 1996    June 29, 1996
     Live poultry                        $38,182           32,255
     Feed, eggs, and supplies             14,854           13,069
     Marketable products                   9,966            9,579
                                         $63,002           54,903

4. The  amounts  outstanding  represent  borrowings  by  Carolina
   Golden   Products  under  a  $15.0  million  Revolving  Credit
   Agreement with Gold Kist.

5. In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v.
   Harold  O.  Chitwood,  individually  in  his  capacity  as  an officer of  Gold Kist  and a  Director of  Golden Poultry;  et
   al). The lawsuit alleges that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested were the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist. The Court denied the plaintiffs' demands for additional allocations and cash distributions to the class members. On September 13, 1996, subsequent to Motions for Reconsideration filed by the plaintiffs and Gold Kist, the Court entered a Final Judgment and

   Decree amending its July 2, 1996 Order. The Final Judgment and Decree, clarified and reaffirmed by order of the Court dated November 4, 1996, relieves Gold Kist of the requirement to acquire the 27% of Golden Poultry common stock not already owned by Gold Kist. This Final Judgment and Decree requires Gold Kist to acquire or redeem all Golden Poultry common stock and/or stock options held or issued to Gold Kist officers and directors. On December 16, 1996, the Final Judgment and Decree became final and non-appealable. Pursuant to the Final Judgment and Decree, Gold Kist purchased 299,395 shares of Golden Poultry common stock owned by Gold Kist officers and directors in December 1996 and January 1997. The Company is also party to other various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales
Net sales for the three and six months ending December 28, 1996 increased 26.2% and 24.3%, respectively, as compared to the comparable periods a year ago. The net sales increase for the quarter ended December 28, 1996 was due primarily to a 21% increase in pounds of poultry products sold and a 4% increase in average selling prices. For the three months ended December 28, 1996, broiler market prices increased as compared to the same period a year ago as a result of strong demand, particularly in the export markets, and the lower rate of growth in the poultry industry. The increase in broiler pounds sold was due to the Siler City acquisition in July 1996 and changes in product mix. For the six months ended December 28, 1996, the Company sold approximately 496.3 million pounds of broiler products as compared to 424.5 million in the comparable period a year ago.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $50.3 million and $98.8 million, respectively, for the three months and six months ended December 28, 1996 as compared to $41.4 million and $80.9 million for the comparable periods a year ago. The Company's food distribution facility in South Florida had net sales of $9.2 million and $18.2 million, respectively, for the three and six months ended December 28, 1996 as compared to $8.6 million and $16.2 million for the same periods last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the three and six months ended December 28, 1996 were 93.2% and 93.5%, respectively, as compared to 90.1% and 91.1%, respectively, for the comparable periods a year ago. The increase in the percentage relationship was primarily the result of the increase in feed ingredient costs. The 21.0% increase in pounds sold during the current quarter contributed to the dollar increase in cost of sales. For the quarter ended December 28, 1996, feed ingredient costs were approximately 42% higher than in the comparable quarter a year ago. The increase in the percentage relationship was partially offset by the increase in average selling prices.

Although the Company's feed ingredient costs for the quarter ended December 28, 1996 remained at significantly higher levels than the same quarter last year, cash market prices for feed grains declined substantially during the quarter ended December 28, 1996 as a result of the large 1996 U.S. grain harvest. The impact of lower grain prices should positively impact cost of sales in 1997.

Selling, administrative, and general expenses
Selling, administrative and general expenses, as a percentage of net sales, were 3.1% for the three and six months ended December 28, 1996 as compared to 3.8% and 3.7%, respectively, for the comparable periods last fiscal year. The decrease in the percentage relationship was primarily the result of the growth in net sales.

Interest and other Income
Interest expense for the three months ended December 28, 1996 was
$362,000  as compared to $324,000 in the comparable period a year
ago.   The  increase   was  due  primarily to  increased  average
borrowings.

Minority interest in partnership loss
Minority interest in partnership gain of $1.1 million for the three months ended December 28, 1996 represents Gold Kist Inc.'s 49% prorata share of the Carolina Golden Products Company's quarterly gain. For the comparable period last fiscal year, Gold Kist's prorata share of the gain was $258,000. Earnings for the three months ended December 28, 1996 resulted from improved performance in further-processing operations and higher average selling prices.

Earnings (loss) before income taxes
The Company had earnings before income taxes of $5.2 million for the three months ended December 28, 1996 as compared to $8.4 million for the comparable period last fiscal year. The decline in earnings before income taxes was due to increased feed ingredient costs and was partially offset by higher average selling prices.

Income Taxes
The Company's combined Federal and state income tax rate was 38.0% for the six months ended December 28, 1996 as compared to 38.3% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1996, working capital, the current ratio, and shareholders' equity were $45.6 million, 1.86 to 1 and $110.6 million, respectively, as compared to $44.5 million, 2.14 to 1 and $104.4 million, respectively, at June 29, 1996. The Company's ratio of long-term debt to total capitalization was 13.8% at December 28, 1996 as compared to 4.4% at June 29, 1996. The Company has revolving credit facilities with two commercial banks totaling $45.0 million, of which $13.0 million was outstanding at December 28, 1996. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $7.2 million was outstanding at December 28, 1996.

Net cash provided by operating activities of $5.4 million for the six months ended December 28, 1996 resulted from net earnings adjusted for noncash charges. Increased trade accounts receivable and inventories at December 28, 1996 as compared to June 29, 1996 resulted from the acquisition of the Siler City, N.C. operation in July 1996 and the impact of increased feed grain prices on field inventories. Uses of cash for the six months ended December 28, 1996 included $25.3 million in expenditures for property, plant and equipment. Fiscal 1997 budgeted capital expenditures are approximately $72.7 million.

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

                   PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In January 1993, certain Alabama member patrons of Gold Kist Inc. filed a lawsuit in the Circuit Court of Jefferson County, Alabama, Tenth Judicial Circuit against the Company and Gold Kist Inc. and certain directors and officers of the companies. (Ronald Pete Windham and Windham Enterprises, Inc. on their behalf and on behalf of and for the use and benefit of Gold Kist, Inc. and its shareholders/members v. Harold O. Chitwood, individually in his capacity as an officer of Gold Kist and a Director of Golden Poultry; et
     al). The lawsuit alleged that the named defendants violated their fiduciary duties by diverting corporate opportunities from Gold Kist to the Company and Carolina Golden Products Company in connection with the creation of the Company and Carolina Golden Products Company and by permitting their continued operations. Among the remedies requested are the transfer of the Company's operations to Gold Kist. In March 1994, the Court certified the Windham litigation as a class action. In September 1995, the Company and Carolina Golden Products Company were dismissed from the litigation. On October 25, 1995, the jury in the Windham case returned verdicts in favor of the plaintiffs in the litigation. On July 2, 1996, the Jefferson County, Alabama Circuit Court Judge entered a memorandum opinion and non-final judgment in the case directing Gold Kist to acquire the approximately 27% of the Company shares currently owned by investors so that all of the issued and outstanding stock of the Company would be owned by Gold Kist or a wholly owned subsidiary, either through a merger or a tender offer for the minority shares of the Company stock outstanding. Upon motions for reconsideration filed by both parties to the action, the Court modified its memorandum opinion in a Final Judgment and Decree entered upon September 13, 1996, which was clarified and reaffirmed by order of the Court dated November 4, 1996, under which Gold Kist was relieved of the Court's requirement to acquire all of the shares of Company common stock not owned by Gold Kist and was directed to acquire only that Company stock held by any current officers or directors of Gold Kist and their spouses and minor children. The Court also ordered Gold Kist to cause the surrender of all Golden Poultry stock options held by Gold Kist officers and directors or the exercise of such options and purchase by Gold Kist of the resultant stock, to redeem certain outstanding notified equity of Gold Kist, to pay $4.2 million in attorney's fees to the plaintiffs attorneys and to establish a policy prohibiting officers and directors of Gold Kist from future ownership of Golden Poultry stock. On December 16, 1996, the Final Judgment and Decree became final and non-appealable. The Company is also party to various legal and administrative proceedings, all of which management believes constitute ordinary routine litigation incident to the business conducted by the Company, or are not material in amount.

Item 5.  Other Information

     On January 23, 1997, a committee of independent directors was appointed by the Company's board of directors to begin discussions with Gold Kist Inc. concerning a possible merger of Golden Poultry with a subsidiary of Gold Kist. Gold Kist owns approximately 10,900,000 shares or 75% of Golden Poultry's 14,623,813 outstanding shares. Gold Kist Inc. completed a
Schedule 13D filing with the Securities and Exchange Commission on January 23, 1997, reporting its intent to negotiate to acquire the remaining shares of Golden Poultry common stock that Gold Kist does not currently own.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit

         Designation of Exhibit
              in this report              Description of Exhibit
                  27                      Financial Data Schedule

     (b) Reports on Form 8-K.   Golden Poultry has not  filed any
         reports  on  Form  8-K  during the  three  months  ended
         December 28, 1996.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN POULTRY COMPANY, INC.
                                (Registrant)


Date       January 27, 1997
                                   Kenneth N. Whitmire
                                   Chief Executive Officer


Date       January 27, 1997
                                   Langley C. Thomas, Jr.
                                   Chief Financial Officer


                                                      Page 11


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit
        Designation of Exhibit
             in this report              Description of Exhibit
                 27                      Financial Data Schedule

   (b)  Reports  on Form 8-K.   Golden Poultry has  not filed any
        reports  on  Form  8-K  during  the  three  months  ended
        December 28, 1996.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN POULTRY COMPANY, INC.
                                (Registrant)


Date       January 27, 1997       /s/ Kenneth N. Whitmire
                                      Kenneth N. Whitmire
                                      Chief Executive Officer


Date       January 27, 1997      /s/Langley C. Thomas, Jr.
                                    Langley C. Thomas, Jr.
                                    Chief Financial Officer