Form 10-Q
period 1997-03-29
GOLDEN POULTRY CO INC
filed 1997-05-12
CIK 758292

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended March 29, 1997 Commission File No. 0-14960

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

                                    OUTSTANDING AS OF
                  CLASS                May 12, 1997

               Common Stock, No
                 Par Value             14,628,435



           GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY


                              INDEX



                                                      Page No.
Part  I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                March 29, 1997 and June 29, 1996  . .     1

              Consolidated Statements of Operations -
                Three Months and Nine Months
                Ended March 29, 1997 and
                March 30, 1996  . . . . . . . . . . .     2

                Consolidated Statements of Cash Flows -
                Nine Months Ended March 29, 1997
                and March 30, 1996. . .   . . . . . .     3

                Notes to Consolidated Financial
                 Statements   . . . . . . . . . . . .   4 - 5

     Item 2.  Management's Discussion and Analysis of
                Consolidated Results of Operations and
                Financial Condition   . . . . . . . .   6 - 7

Part II.  Other Information

     Item 5.  Other Information . . . . . . . . . . .     8

     Item 6.  Exhibits and Reports on Form 8-K  . . .     9



                                                        Page 1

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                     (Unaudited)

                                              March 29,1997   June 29, 1996
                   ASSETS
Current assets:
   Cash and cash equivalent                     $  3,664           2,599
   Trade accounts receivable less allowance
     for doubtful accounts of $67 at
     Mar. 29, 1997 and $31 at June 29, 1996       24,873          23,654
   Inventories (note 3)                           63,794          54,903
   Other                                           6,222           2,468
        Total current assets                      98,553          83,624
Property, plant and equipment, net               105,982          73,738
Other assets                                       4,198           6,617
                                                $208,733         163,979

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $    599             585
   Short-term borrowings from Gold Kist
    (note 4)                                       6,406             -
   Accounts payable                               33,969          26,292
   Due to Gold Kist                                  699           1,207
   Income taxes payable                             -              2,705
   Accrued compensation and related expenses       7,397           8,300
        Total current liabilities                 49,070          39,089
Long-term debt, excluding current portion         31,266           4,840
Other liabilities                                  5,496           5,495
        Total liabilities                         85,832          49,424
Minority interest in consolidated partnership     11,148          10,198
Shareholders' equity:
   Preferred stock, $1.00 par value.
    Authorized 1,000 shares; no shares issued       -               -
   Common stock, no stated par value.
    Authorized 20,000 shares; issued 14,982
    shares at March 29, 1997 and 14,882 at
    June 29, 1996                                 66,133          65,464
   Retained earnings                              47,839          41,112
                                                 113,972         106,576

   Less treasury stock, at cost, 358 shares
    at March 29, 1997 and June 29, 1996            2,219           2,219
        Total shareholders' equity               111,753         104,357
                                                $208,733         163,979



             See Accompanying Notes to Consolidated Financial Statements.


                                                                  Page 2


                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                     (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                  Mar. 29,   Mar. 30,   Mar. 29,  Mar. 30,
                                    1997       1996       1997      1996
Net sales                         $189,131   153,496    546,835   441,362
Cost of sales                      183,220   147,838    517,546   410,085

   Gross profit                      5,911     5,658     29,289    31,277
Selling, administrative and
  general expenses                   5,287     4,743     16,210    15,294

   Operating income                    624       915     13,079    15,983
Other (expense) income:
  Interest expense                    (274)     (352)      (892)   (1,131)
  Miscellaneous, net                    33        32         91       187
                                      (241)     (320)      (801)     (944)
Earnings before minority
     interest and income taxes         383       595     12,278    15,039
Minority interest in partnership
  (gain)loss                           435       828       (950)    1,133

   Earnings before income taxes        818     1,423     11,328    16,172
Income tax expense                     167       483      4,165     6,130

   Net earnings                   $    651       940      7,163    10,042

Net earnings per share            $    .04       .06        .49       .69
Weighted average outstanding
  shares                            14,619    14,529     14,556    14,522
Cash dividends per share          $    .01       .01        .03       .03


             See Accompanying Notes to Consolidated Financial Statements.

                                                                    Page 3

                     GOLDEN POULTRY COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Amounts in thousands)

                                                      Nine Months Ended
                                                     Mar. 29,     Mar. 30,
                                                      1997         1996
Cash flows from operating activities:
  Net earnings                                       $  7,163       10,042
  Non-cash items included in net earnings:
     Depreciation                                       9,511       12,199
     Minority interest in partnership gain (loss)         950       (1,133)
     Deferred taxes                                      (343)        (636)
     Other                                                126          236
Changes in operating assets and liabilities:
     Trade accounts receivable                         (1,219)         382
     Inventories                                       (8,891)      (4,905)
     Accounts payable and accrued compensation and
         related expenses                               6,773        5,773
     Due to Gold Kist                                  (1,180)      (3,220)
     Income taxes                                      (2,705)      (1,853)
     Other                                             (3,523)      (1,451)
        Net cash provided by operating activities       6,662       15,434

Cash flows from investing activities:
  Acquisitions of property, plant and equipment       (39,421)      (6,796)
  Other                                                    73           84
       Net cash used in investing activities          (39,348)      (6,712)

Cash flows from financing activities:
  Short-term borrowings, net, payable
     to Gold Kist                                       7,078          372
  Principal payments of long-term debt                   (560)      (8,001)
  Proceeds from long-term debt                         27,000            -
  Dividends paid                                         (437)        (436)
  Issuance of common stock                                670         -
        Net cash provided by (used in)
        financing activities                           33,751       (8,065)

       Net change in cash and cash equivalents          1,065          657

Cash and cash equivalents at beginning of period        2,599        2,720

Cash and cash equivalents at end of period           $  3,664        3,377

Supplemental disclosure of cash flow information:
   Cash paid during the periods for:
     Interest (net of amounts capitalized)           $    892        1,123
     Income taxes                                    $  9,355        8,618



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

3. Inventories consist of the following:

                                    March 29, 1997      June 29, 1996
     Live poultry                        $40,467           32,255
     Feed, eggs, and supplies             15,099           13,069
     Marketable products                   8,228            9,579
                                         $63,794           54,903

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales
Net sales for the three and nine months ending March 29, 1997 increased 23.2% and 23.9%, respectively, as compared to the comparable periods a year ago. The net sales increase for the quarter ended March 29, 1997 was due primarily to a 22% increase in pounds of poultry products sold and a 1% increase in average selling prices. For the nine months ended March 29, 1997, the Company sold approximately 783.1 million pounds of broiler products as compared to 657.3 million in the same period last year. The increase in broiler pounds sold was due to the Siler City acquisition in July 1996 and changes in product mix.

Consolidated net sales include the net sales of Carolina Golden Products Company, a consolidated partnership, which had net sales of $51.0 million and $149.2 million, respectively, for the three months and nine months ended March 29, 1997 as compared to $42.5 million and $123.4 million for the comparable periods a year ago. The Company's food distribution facility in South Florida had net sales of $8.7 million and $26.9 million, respectively, for the three and nine months ended March 29, 1997 as compared to $9.0 million and $25.2 million for the same periods last fiscal year.

Cost of sales
Cost of sales, as a percentage of net sales, for the three and nine months ended March 29, 1997 were 96.9% and 94.6%, respectively, as compared to 96.3% and 92.9%, respectively, for the comparable periods a year ago. The increase in the percentage relationship was primarily the result of the increase in feed ingredient costs. The 22.0% increase in pounds sold during the current quarter contributed to the dollar increase in cost of sales. For the quarter ended March 29, 1997, feed ingredient costs were approximately 11% higher than in the comparable quarter a year ago. The increase in the percentage relationship was partially offset by the increase in average selling prices.

Selling, administrative, and general expenses
Selling, administrative and general expenses, as a percentage of net sales, were 2.8% and 3.0%, respectively, for the three and nine months ended March 29, 1997 as compared to 3.1% and 3.5%, respectively, for the comparable periods last fiscal year. The decreases in the percentage relationships was primarily the result of lower incentive compensation expense and the growth in net sales.

Interest and other Income
Interest expense for the three months ended March 29, 1997 was $274,000 as compared to $352,000 in the comparable quarter a year ago. The Company recorded capitalized construction period interest credits of $440,000 and $0, respectively, for the quarters ended March 29, 1997 and March 28, 1996.

Minority interest in partnership (gain)loss
Minority interest in  partnership loss of $435,000  for the three months ended  March  29, 1997  represents  Gold Kist  Inc.'s  49%
prorata share of the

Carolina Golden Products Company's quarterly loss. For the comparable quarter last fiscal year, Gold Kist's prorata share of the loss was $828,000. The quarterly loss was due to lower selling prices for fresh poultry products as compared to the quarter ended December 28, 1996.

Earnings before income taxes
The Company had earnings before income taxes of $818,000 for the three months ended March 29, 1997 as compared to $1.4 million for the comparable period last fiscal year. The decline in earnings before income taxes was due to increased feed ingredient costs and was partially offset by slightly higher average selling prices.

Income Taxes
The Company's combined Federal and state income tax rate was 36.8% for the nine months ended March 29, 1997 as compared to 37.9% for the same period a year ago. The decline resulted from the use of state income tax credit carryforwards from fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, working capital, the current ratio, and shareholders' equity were $49.5 million, 2.01 to 1 and $111.8 million, respectively, as compared to $44.5 million, 2.14 to 1 and $104.4 million, respectively, at June 29, 1996. The Company's ratio of long-term debt to total capitalization was 21.9% at March 29, 1997 as compared to 4.4% at June 29, 1996. The Company has revolving credit facilities with two commercial banks totaling $45.0 million, of which $27.0 million was outstanding at March 29, 1997. Also, the Company has a $15.0 million short-term credit facility with Gold Kist of which $6.4 million was outstanding at March 29, 1997.

Net cash provided by operating activities of $6.7 million for the nine months ended March 29, 1997 resulted from net earnings adjusted for noncash charges. Increased trade accounts receivable and inventories at March 29, 1997 as compared to June 29, 1996 resulted from the acquisition of the Siler City, N.C. operation in July 1996 and the impact of increased feed grain prices on field inventories. Uses of cash for the nine months ended March 29, 1997 included $39.4 million in expenditures for property, plant and equipment. Fiscal 1997 budgeted capital expenditures are approximately $73.0 million.

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

                   PART II:  OTHER INFORMATION


Item 5.  Other Information

   On January 13, 1997, a committee of independent directors was appointed by the Company s Board of Directors to begin negotiations with Gold Kist concerning a possible merger of Golden Poultry with a subsidiary of Gold Kist. Gold Kist owns approximately 10,900,000 shares or 75% of Golden Poultry s 14,623,813 outstanding shares. Those negotiations have been completed and an Agreement and Plan of Merger was executed on April 22, 1997 (the Merger Agreement ) among Gold Kist, the Company, Agri International, Inc. and Golden Poultry Acquisition Corp.

   Pursuant to the Merger Agreement, Gold Kist has agreed to pay $14.25 per share in cash for each outstanding share of Common Stock not already beneficially owned by Gold Kist. All of such remaining shares of the Company s Common Stock are publicly traded, and upon consummation of the purchase by Gold Kist, the Company will no longer have any shares of Common Stock trading in the public securities markets. The transaction will be effected by a merger (the Merger ), pursuant to which Golden Poultry Acquisition Corp., a wholly-owned subsidiary of Agri International, Inc. that has been formed specifically for this purpose, will be merged into the Company, with the Company as the surviving corporation. The Merger Agreement has been approved by the Boards of Directors of the Company and Gold Kist but is expressly subject to the approval of a majority of the owners of the Golden Poultry Common Stock not owned by Gold Kist.

   The Company has agreed to prepare, file with the SEC and send to all shareholders of the Company other than Gold Kist (the Public Shareholders ) a proxy statement, requesting that each such Public Shareholder vote in favor of the Merger Agreement and the transactions contemplated thereby. Under applicable state law and the Merger Agreement, approval of the Merger Agreement requires two affirmative shareholder votes: (i) a majority of the shares outstanding, which is assured because Gold Kist has agreed to cause its 75% of the shares to vote affirmatively; and
(ii) a majority of the shares held by the Public Shareholders. In addition to such vote requirements, Merger Agreement requires that certain conditions be satisfied prior to consummation of the Merger including, without limitation, that the investment advisors engaged by Gold Kist and by the Company with regard to the Merger shall have delivered, have reaffirmed, and not have withdrawn the fairness opinions delivered by such advisors in connection with the Merger. If the Merger has not been consummated by September 30, 1997, either Gold Kist or the Company may terminate the Merger Agreement. If the transactions contemplated by the Merger Agreement are consummated, Gold Kist will acquire the remaining Common Stock and the Company will become an indirect wholly-owned subsidiary of Gold Kist.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit

             Designation of Exhibit
                 in this report        Description of Exhibit
                     2 (b)             Agreement and Plan of
                                       Merger dated April 22,
                                       1997, among the Company,
                                       Gold Kist Inc.,
                                       Agri International, Inc.
                                       and Golden Poultry
                                       Acquisition Corp.

                    27                 Financial Data Schedule

        (b) Reports on Form 8-K. Golden Poultry has not filed any reports on Form 8-K during the three months ended March 29, 1997.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOLDEN POULTRY COMPANY, INC.
                                    (Registrant)


Date       May 12, 1997
                                        Kenneth N. Whitmire
                                      Chief Executive Officer


Date       May 12, 1997
                                        Langley C. Thomas, Jr.
                                       Chief Financial Officer



                                                           Page 9


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit

        Designation of Exhibit
             in this report          Description of Exhibit
                2 (b)                Agreement and Plan of
                                     Merger dated April 22,
                                     1997, among the Company,
                                     Gold Kist Inc.,
                                     Agri International, Inc.
                                     and Golden Poultry
                                     Acquisition Corp.

               27                    Financial Data Schedule

   (b)  Reports  on Form 8-K.   Golden Poultry has  not filed any
        reports on Form 8-K during  the three months ended  March
        29, 1997.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN POULTRY COMPANY, INC.
                                    (Registrant)


Date       May 12, 1997                /s/  Kenneth N.  Whitmire
                                           Kenneth N. Whitmire
                                         Chief Executive Officer


Date       May 12, 1997                /s/Langley C. Thomas, Jr.
                                          Langley C. Thomas, Jr.
                                         Chief Financial Officer